Form 10-Q
period 1994-03-26
HPSC INC
filed 1994-05-10
CIK 718909

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549


                                    FORM 10-Q


(Mark One)
/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended               March 26, 1994
                                -----------------------------------------------


                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                        to
                                --------------------      --------------------

                         Commission file number 0-11618
                                                -------

                                    HPSC, INC
- - -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               DELAWARE                                   04-2560004
- - --------------------------------------       ----------------------------------
   (State or other jurisdiction of            (IRS Employer Identification No.)
    incorporation or organization)





470 ATLANTIC AVENUE, BOSTON, MASSACHUSETTS                  02210
- - -------------------------------------------------------------------------------
 (Address of principal executive offices)                 (Zip Code)



Registrant's telephone number, including area code       (617) 574-4240
                                                       ------------------------

                                      NONE
- - -------------------------------------------------------------------------------
(Former name, former address, and former fiscal year if changed since last report)





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.      YES   X       NO
                                            -----        -----




                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date COMMON STOCK, PAR VALUE $.01 PER SHARE. SHARES OUTSTANDING AT MAY 6, 1994, 5,224,097.

                                   HPSC, INC.


                                      INDEX




PART I - FINANCIAL INFORMATION                                            PAGE



     Consolidated Balance Sheets as of March 26, 1994
     and December 25, 1993 . . . . . . . . . . . . . . . . . . . . .        3

     Consolidated Statements of Income for each of the three
     months ended March 26, 1994 and March 27, 1993. . . . . . . . .        4



     Consolidated Statements of Cash Flows for each of the three
     months ended March 26, 1994 and March 27, 1993. . . . . . . . .        5

     Notes to Consolidated Financial Statements. . . . . . . . . . .        6

     Management's Discussion and Analysis of Financial
     Condition and Results of Operations . . . . . . . . . . . . . .       7-8





PART II - OTHER INFORMATION


     Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . .        9

                                   HPSC, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
                                   (unaudited)



                                     ASSETS

                                                       March 26,   December 25,
                                                            1994           1993
                                                       ---------   ------------
CASH AND CASH EQUIVALENTS                              $  3,206        $ 16,600


RESTRICTED CASH                                          10,663              --

INVESTMENT IN LEASES AND NOTES:


    Lease contracts receivable and notes
      receivable due in installments                    116,685         126,369

    Estimated residual value of equipment
      at end of lease term                               11,341          12,325


    Less unearned income                                (18,642)        (21,803)

    Less allowance for losses                            (7,007)         (6,897)

    Less security deposits                               (2,738)         (2,860)

    Deferred origination costs                            2,426           2,618
                                                       --------        --------
           Net investment in leases and notes           102,065         109,752
                                                       --------        --------

OTHER ASSETS:

    Deferred expense and other assets                     2,452           1,812

    Refundable income taxes                               1,089           2,273
                                                       --------        --------


           TOTAL ASSETS                                $119,475        $130,437
                                                       --------        --------
                                                       --------        --------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
NOTES PAYABLE TO BANKS                                 $  5,739        $  7,130

ACCOUNTS PAYABLE                                          5,324           5.348

ACCRUED INTEREST                                            331           3,434

INCOME TAXES:

    Currently payable                                     1,005             310

    Deferred                                              6,070           6,632


SENIOR NOTES                                             63,345          50,000

SUBORDINATED DEBT (net of unamortized
    discount of $38)                                         --          19,962
                                                       --------        --------
           Total Liabilities                             81,814          92,816
                                                       --------        --------

STOCKHOLDERS' EQUITY:


    Preferred Stock, $1.00 par value;
      authorized 5,000,000 shares;
      Issued -- NONE                                         --              --

    Common Stock, $.01 par value;
      15,000,000 shares authorized; issued
      and outstanding 4,924,097 shares in
      1994 and 4,923,571 in 1993                             49              49

      Additional paid-in capital                         13,645          13,645



      Retained earnings                                  24,358          24,151

    Cumulative foreign currency
      translation adjustments                              (391)           (224)
                                                       --------        --------
           Total stockholders' equity                    37,661          37,621
                                                       --------        --------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $119,475        $130,437
                                                       --------        --------
                                                       --------        --------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                                   HPSC, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
      FOR EACH OF THE THREE MONTHS ENDED MARCH 26, 1994 AND MARCH 27, 1993
               (in thousands, except per share and share amounts)
                                   (unaudited)


                                                       March 26,       March 27,
                                                            1994           1993

                                                       --------        --------
REVENUES:

   Earned income on leases and notes                   $  3,605        $  4,770

   Provision for losses                                    (156)         (1,038)
                                                       --------        --------



     Net revenues                                         3,449           3,732
                                                       --------        --------


EXPENSES:

   Selling, general and administrative                    1,798             588

   Interest, net                                          1,311           2,373
                                                       --------        --------

     Total expenses                                       3,109           2,961
                                                       --------        --------

INCOME BEFORE INCOME TAXES                                  340             771
                                                       --------        --------

PROVISION FOR INCOME TAXES:

   Federal, Foreign and State:

     Current                                                695             692


     Deferred                                              (562)           (391)
                                                       --------        --------



     TOTAL INCOME TAXES                                     133             301
                                                       --------        --------


     NET INCOME                                        $    207        $    470
                                                       --------        --------
                                                       --------        --------

NET INCOME PER SHARE                                   $    .04        $    .10
                                                       --------        --------
                                                       --------        --------


SHARES USED TO COMPUTE INCOME PER SHARE.               4,944,614       4,929,459




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS

                                   HPSC, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
      FOR EACH OF THE THREE MONTHS ENDED MARCH 26, 1994 AND MARCH 27, 1993
                                 (in thousands)
                                   (unaudited)


                                                       March 26,       March 27,
                                                            1994           1993
                                                       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net Income                                          $    207        $    470

   Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization                          123             270

     Deferred income taxes                                 (562)           (391)

     Provision for losses on lease contracts and notes
       receivable                                           156           1,038

     (Decrease) in accrued interest                      (3,103)         (1,761)

     (Decrease) in accounts payable                         (24)           (876)

     Increase (decrease) in accrued income taxes            695            (164)

     (Increase) decrease in refundable income taxes       1,184              (3)

     Decrease in other assets                               174             314
                                                       --------        --------


   Cash used in operating activities                     (1,150)         (1,103)
                                                       --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures                                     (89)            (60)

   Lease contracts receivable and notes receivable        9,692           8,764

   Estimated residual value of equipment                    984            (181)

   Unearned income                                       (3,161)         (2,414)

   Security deposits                                       (122)           (113)

   Deferred origination costs                               192              46
                                                       --------        --------

   Cash provided by investing activities                  7,496           6,042
                                                       --------        --------


CASH FLOWS FROM FINANCING ACTIVITIES:

   Repayment of Senior Notes                            (56,655)             --
   Repayment of Subordinated Debt                       (20,000)             --
   Repayment of notes payable to banks                   (1,391)         (5,000)
   Proceeds from issuance of Senior Notes                70,000              --
   Debt issuance costs                                     (864)             --
   Net increase in demand notes payable to banks             --             144
   (Increase) in restricted funds                       (10,663)             --


   Proceeds from issuance of common stock                    --               1

   Other                                                   (167)             40
                                                       --------        --------

   Cash used in financing activities                    (19,740)         (4,815)
                                                       --------        --------

Net (decrease) increase in cash and cash equivalents    (13,394)            124

Cash and cash equivalents at beginning of period         16,600             625
                                                       --------        --------

Cash and cash equivalents at end of period             $  3,206        $    749
                                                       --------        --------
                                                       --------        --------

Supplemental disclosures of cash flow information:

     Interest Paid                                     $  4,133        $  3,962


     Income taxes paid                                       --             919




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS

                                   HPSC, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The information presented for the interim periods is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of the Company, are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results to be expected for the full fiscal year. Certain 1993 account balances have been reclassed to conform with 1994 presentation.

2. Interest expense is net of interest income of $71,000 and $69,000 for the three months ended March 26, 1994 and March 27, 1993, respectively. Included in interest expense is amortization of debt discount of $38,000 and $218,000 for the three months ended March 26, 1994 and March 27, 1993.

3. For the three months ended March 26, 1994 and March 27, 1993, the earnings per share computation assumed the conversion of stock options under the modified treasury stock method.

4. Effective January 1, 1993, the Company adopted Statement Accounting Standards No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Prior to 1993, the Company used the asset and liability method prescribed by Statement of Financial Accounting Standards No. 96, under which deferred tax assets and liabilities were recognized for all events that had been recognized in the financial statements. The Company has determined the effect of this change in accounting for income taxes had no impact on the financial results of the Company.

5. On March 26, 1994 the Company had $10,663,000 in restricted cash of which $4,243,000 was reserved for debt service and $6,420,000 was reserved for credit enhancement pursuant to the terms of agreements entered into by the Company on December 27, 1993 with respect to a $70,000,000 securitization transaction.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Quarter Ended March 26, 1994 Compared to Quarter Ended March 27, 1993


     The Company's net income for the first quarter of 1994 was $207,000, or $.04 per share, compared to $470,000, or $.10 per share, for the first quarter of 1993. This decrease was due principally to a decrease in earned income on leases and notes as well as a substantial increase in selling, general and administrative costs, partially offset by a reduced provision for losses and a reduction in interest expense discussed below.

     Earned income on leases and notes for the first quarter of 1994 was $3,605,000 compared to $4,770,000 for the first quarter of 1993. This decline is partially due to a declining portfolio resulting from reduced bookings over the last several quarters and to reduced finance rates charged to the Company's customers. Healthco International, Inc. ("Healthco") had previously referred to the Company substantially all of the Company's business. Healthco filed for bankruptcy on June 9, 1993 and subsequently began liquidation under Chapter 7 of the U.S. Bankruptcy Code. The Company has reduced its cost of capital significantly as a result of the recent Securitization transaction which allowed it to lower the rates which it charges to its customers while maintaining its target margins on its financings. Although the Company's management anticipates an increase in its 1994 bookings from 1993 levels, it expects earned income on leases and notes to continue to decrease from comparable 1993 levels until its volume of new business exceeds portfolio runoff. The Company's U.S. bookings for the first quarter of 1994 were $4,647,800 compared to $4,441,100 for the comparable period in 1993. The Company also had $1,447,500 of Canadian bookings in the first quarter of 1993 but decided to stop booking business in Canada in July, 1993.

     The provision for losses was $156,000 in the first quarter of 1994 compared to $1,038,000 for the comparable period in 1993. This decrease is due in part to an increase in loan loss reserves for the year ended December 25, 1993 and in part to a decrease in business.

     Selling, general and administrative expenses for the quarter were $1,798,000 compared to $558,000 in the first quarter of 1993, based in large part on the Company's need to replace services which were formerly provided by Healthco under intercompany agreements between the two companies. After the Healthco bankruptcy the Company hired additional senior management and sales and support personnel to assist the Company in its transition to a financial services organization no longer affiliated with a single vendor.


     Net interest expense for the first quarter of 1994 decreased to $1,311,000 from $2,373,000 for the same period in 1993. This decrease resulted from a reduced level of borrowings as well as reduced interest rates on outstanding debt.

     The Company's income before income taxes for the first quarter of 1994 was $340,000 compared to $771,000 for the first quarter of 1993.

     Despite the adverse developments arising out of the Healthco bankruptcy, the Company has begun to replace the business previously supplied by Healthco with referrals from other equipment vendors. The Company has established relationships with several dental, healthcare and other equipment distributors representing diversified sources of new business. At quarter end, the Company had customer inquiries with respect to possible new business of $30,000,000, compared to $20,000,000 of customer inquiries at December 25, 1993. Additionally, consistent with its strategic plan, the Company opened a new sales office in southern California in May 1994.

LIQUIDITY AND CAPITAL RESOURCES

     At March 26, 1994 the Company had $13,869,000 in cash and cash equivalents compared with $16,600,000 at the end of 1993. As described in footnote 5 to the Company's consolidated financial statements included in this report on Form 10-Q, $10,663,000 of such cash was restricted pursuant to the Securitization agreements as of March 26, 1994. Cash used in operating activities was $1,150,000 for the three months ended March 26, 1994, compared to $1,103,000 for the same period in 1993. Cash provided by investing activities was $7,496,000 for the three months ended March 26, 1994 compared to $6,042,000 for the first quarter of 1993.

     On December 27, 1993, the Company raised $70,000,000 through an asset securitization transaction (the "Securitization") in which a wholly owned subsidiary, HPSC Funding Corp. I ("HPSCF"), issued senior secured notes at a rate of 5.01%. The notes were secured by a portion of the Company's portfolio which it sold in part and contributed in part to HPSCF. Proceeds of this financing were used to retire $50,000,000, 10.125% senior notes due
December 28, 1993, and $20,000,000, 10% subordinated debentures due
January 15, 1994.

     The Company has continued discussions with the First National Bank of Boston as agent bank for a new $20,000,000 revolving credit agreement. The Company anticipates that it may seek to raise additional capital in 1994 to finance its activities. The Company expects that it will be able to obtain the line of credit and additional capital, but there can be no assurance it will be able to do so.

                                   HPSC, INC.


                          PART II.   OTHER INFORMATION



ITEMS 1 THROUGH 5 ARE OMITTED BECAUSE THEY ARE INAPPLICABLE


Item 6.  Exhibits and Reports on Form 8-K

    a)   Exhibits

         None

    b)   Reports on Form 8-K

         There were no reports on Form 8-K filed during the three months ended March 26, 1994.



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HPSC, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated:  May 10, 1994                                    HPSC, INC.
        ---------------------                ----------------------------------
                                                        (Registrant)



                                        By:  /s/ John Everets, Jr.
                                             ----------------------------------
                                                 John Everets, Jr.
                                                 Chief Executive Officer
                                                 Chairman of the Board




                                        By:  /s/ Dennis J. McMahon
                                             ----------------------------------
                                                 Dennis J. McMahon
                                                 Vice President--Administration
                                                 Controller
                                                 (Principal Accounting Officer)