Form 10-Q
period 1994-06-30
HPSC INC
filed 1994-08-11
CIK 718909

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549


                                    FORM 10-Q


(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended                June 25, 1994
                                ------------------------------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934








 For the transition period from                          to
                                ------------------------    --------------------





                         Commission file number 0-11618







                                     HPSC, INC.
- --------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

                    Delaware                            04-2560004
- -----------------------------------------   ------------------------------------
          (State or other jurisdiction                (IRS Employer
                       of                          Identification No.)
                incorporation or
                  organization)

 60 STATE STREET, BOSTON, MASSACHUSETTS                      02109
- --------------------------------------------------------------------------------
   (Address of principal executive offices)               (Zip Code)



 Registrant's telephone number, including area code        (617) 720-3600
                                                    ----------------------------

                     470 ATLANTIC AVENUE, BOSTON, MASSACHUSETTS
- --------------------------------------------------------------------------------
          (Former name, former address, and former fiscal year if changed since last report)






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

                      APPLICABLE ONLY TO CORPORATE ISSUERS


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date COMMON STOCK, PAR VALUE $.01 PER SHARE. SHARES OUTSTANDING AT AUGUST 6, 1994, 5,574,395.

THIS DOCUMENT IS A COPY OF THE FORM 10-Q FILED ON AUGUST 10, 1994 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.

                                   HPSC, INC.



                                      INDEX



PART I - FINANCIAL INFORMATION                                PAGE
                                                              ----
      Consolidated Balance Sheets as of June 25, 1994
      and December 25, 1993............................         3




      Consolidated Statements of Income for each of the
      three and six months ended June 25, 1994 and
      June 26, 1993....................................         4

      Consolidated Statements of Cash Flows for
      each of the six months ended June 25, 1994
      and June 26, 1993................................         5

      Notes to Consolidated Financial Statements.......        6-7



      Management's Discussion and Analysis of Financial
      Condition and Results of Operations..............        8-9

PART II - OTHER INFORMATION

      Signatures........................................       10

      Exhibit Index.....................................       11

                                      HPSC, INC.

                            CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share amounts)
                                     (unaudited)

                                       ASSETS

                                                        June 25,   December 25,
                                                            1994           1993
                                                    ------------   ------------
CASH AND CASH EQUIVALENTS                              $      155      $  16,600

RESTRICTED CASH                                             9,153          -----

INVESTMENT IN LEASES AND NOTES:

     Lease contracts receivable and notes
          receivable due in installments                  110,750        126,369

     Estimated residual value of equipment
          at end of lease term                             10,752         12,325

     Less unearned income                                 (17,511)       (21,803)

     Less allowance for losses                             (7,071)        (6,897)

     Less security deposits                                (2,711)        (2,860)

     Deferred origination costs                             2,234          2,618
                                                     ------------   ------------

          Net investment in leases and notes               96,443        109,752
                                                     ------------   ------------
OTHER ASSETS:

     Deferred expense and other assets                      2,022          1,812

     Refundable income taxes                                  768          2,273
                                                     ------------   ------------

               TOTAL ASSETS                              $108,541      $ 130,437
                                                     ------------   ------------
                                                     ------------   ------------
               LIABILITIES AND STOCKHOLDERS' EQUITY


NOTES PAYABLE TO BANKS                                $     4,820     $    7,130

ACCOUNTS PAYABLE                                            4,639          5.348

ACCRUED INTEREST                                              287          3,434

INCOME TAXES:




     Currently payable                                        289            310

     Deferred                                               5,597          6,632

SENIOR NOTES                                               54,988         50,000

SUBORDINATED DEBT (net of unamortized
     discount of $38)                                       -----         19,962
                                                     ------------   ------------

               Total Liabilities                           70,620         92,816
                                                     ------------   ------------
STOCKHOLDERS' EQUITY:

     Preferred Stock, $1.00 par value;
          authorized 5,000,000 shares;
          Issued -- NONE                                    -----          -----

     Common Stock, $.01 par value;
          15,000,000 shares authorized; issued
          and outstanding 5,224,097 shares in
          1994 and 4,923,571 in 1993                           52             49

     Additional paid-in capital                            14,694         13,645

     Retained earnings                                     24,497         24,151

     Cumulative foreign currency
          translation adjustments                            (371)          (224)
                                                     ------------   ------------

                                                           38,872         37,621

     Less Loan Receivable from Employee
          Stock Ownership Plan                               (951)          -----
                                                     ------------   ------------

               Total stockholders' equity                  37,921         37,621
                                                     ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $108,541     $  130,437
                                                     ------------   ------------
                                                     ------------   ------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.



                                   HPSC, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
   FOR EACH OF THE THREE AND SIX MONTHS ENDED JUNE 25, 1994 AND JUNE 26, 1993
               (in thousands, except per share and share amounts)
                                   (unaudited)






                                                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                    ---------------------------   ---------------------------
                                                                       JUNE  25,      JUNE  26,       JUNE 25,       JUNE 26,
                                                                            1994           1993           1994           1993
                                                                    ------------   ------------   ------------   ------------
REVENUES:

     Earned income on leases and notes                                $    3,062   $      4,876     $    6,667     $    9,646

     Provision for losses                                                   (204)        (1,028)          (360)        (2,066)
                                                                    ------------   ------------   ------------   ------------

          Net revenues                                                     2,858          3,848          6,307          7,580
                                                                    ------------   ------------   ------------   ------------

EXPENSES:



     Selling, general and administrative                                   1,734            822          3,532          1,410

     Interest, net                                                           895          2,253          2,206          4,626
                                                                    ------------   ------------   ------------   ------------

          Total expenses                                                   2,629          3,075          5,738          6,036
                                                                    ------------   ------------   ------------   ------------

INCOME BEFORE INCOME TAXES                                                   229            773            569          1,544
                                                                    ------------   ------------   ------------   ------------

PROVISION FOR INCOME TAXES:

     Federal, Foreign and State:

          Current                                                            560            536          1,258          1,228

          Deferred                                                          (470)          (229)        (1,035)          (620)
                                                                    ------------   ------------   ------------   ------------

          TOTAL INCOME TAXES                                                  90            307            223            608
                                                                    ------------   ------------   ------------   ------------

          NET INCOME                                                $        139    $       466   $        346    $       936
                                                                    ------------   ------------   ------------   ------------
                                                                    ------------   ------------   ------------   ------------

NET INCOME PER SHARE                                                      $  .03         $  .09         $  .07         $  .19
                                                                    ------------   ------------   ------------   ------------
                                                                    ------------   ------------   ------------   ------------

SHARES USED TO COMPUTE INCOME PER SHARE.                               4,962,959      4,925,699      4,980,338      4,927,455


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS


                                   HPSC, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOW
       FOR EACH OF THE SIX MONTHS ENDED JUNE 25, 1994 AND JUNE 26, 1993
                                (in thousands)
                                  (unaudited)

                                                                        June 25,        June 26,
                                                                            1994           1993
                                                                    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Income                                                     $        346  $         936

     Adjustments to reconcile net income to net cash provided by operating activities:

          Depreciation and amortization                                      222            539

          Deferred income taxes                                           (1,035)          (620)

          Provision for losses on lease contracts and notes
               receivable                                                    360          2,066

          (Decrease) in accrued interest                                  (3,147)           (54)

          (Decrease) in accounts payable                                    (709)        (2,357)

          (Decrease) in accrued income taxes                                 (21)          (749)

          Decrease in refundable income taxes                              1,505              2

          Decrease in other assets                                           799            306
                                                                    ------------   ------------

     Cash (used in) provided by operating activities                      (1,680)            69
                                                                    ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:



     Capital expenditures                                                   (320)           (74)

     Lease contracts receivable and notes receivable                      15,481         19,545

     Estimated residual value of equipment                                 1,573            336

     Unearned income                                                      (4,292)        (5,678)

     Security deposits                                                      (149)          (244)

     Deferred origination costs                                              384            263
                                                                    ------------   ------------

     Cash provided by investing activities                                12,677         14,148
                                                                    ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Repayment of Senior Notes                                           (65,012)         -----
     Repayment of Subordinated Debt                                      (20,000)         -----
     Repayment of notes payable to banks                                  (2,310)        (9,444)
     Proceeds from issuance of Senior Notes                               70,000          -----
     Debt issuance costs                                                    (918)         -----
     Increase in restricted cash                                          (9,153)         -----

     Proceeds from issuance of common stock                                -----              1

     Contribution to Employee Stock Ownership Plan                            99          -----

     Other                                                                  (148)           (30)
                                                                    ------------   ------------

     Cash (used in) financing activities                                 (27,442)        (9,473)
                                                                    ------------   ------------

Net (decrease) increase in cash and cash equivalents                     (16,445)         4,744

Cash and cash equivalents at beginning of period                          16,600            625
                                                                    ------------   ------------

Cash and cash equivalents at end of period                           $       155   $      5,369
                                                                    ------------   ------------
                                                                    ------------   ------------

Supplemental disclosures of cash flow information:

          Interest Paid                                             $      5,031         $4,212

          Income taxes paid                                                1,031          3,081



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

2. Interest expense is net of interest income of $83,000 and $65,000 for the three months ended and $154,000 and $134,000 for the six months ended June 25, 1994 and June 26, 1993, respectively. Included in interest expense is amortization of debt discount of $38,000 and $218,000 for the three months ended and $38,000 and $436,000 for the six months ended June 25, 1994 and June 26, 1993, respectively.


3. For the three and six months ended June 25, 1994 and June 26, 1993, the earnings per share computation assumes the conversion of stock options under the modified treasury stock method and includes only those shares allocated to participant accounts in the Company's Employee Stock Ownership Plan discussed in
Note 6.

4. Effective January 1, 1993, the Company adopted Statement of Accounting Standards No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.
Prior to 1993, the Company used the asset and liability method prescribed by Statement of Financial Accounting Standards No. 96, under which deferred tax assets and liabilities were recognized for all events that had been recognized in the financial statements. The effect of this change in accounting for income taxes had no impact on the financial results of the Company.

     The Items which comprise a significant portion of deferred tax liabilities as of June 25, 1994 are as follows:

          Operating method                             $8,620,000
          State income tax accrual                     $1,590,000
          Alternative minimum tax credit              $(2,710,000)
          Other                                       $(1,903,000)
                                                    -------------
                  Deferred income taxes                $5,597,000
                                                    -------------
                                                    -------------

5. On June 25, 1994, the Company had $9,153,000 in restricted cash of which $3,287,000 was reserved for debt service and $5,866,000 was reserved for credit enhancement pursuant to the terms of agreements entered into by the Company on December 27, 1993 with respect to a $70,000,000 securitization transaction.

6. In June, 1994, the Board of Directors authorized and the Company made a contribution of $99,000 to the Employee Stock Ownership Plan (ESOP) for 1993. This contribution had the effect of allocating 28,280 shares of common stock of the Company to qualified participant accounts at the end of 1993 in a ratio representing approximately 8.6% of qualified 1993 wages as defined in the appropriate regulations. The ESOP holds 271,720 shares that have not yet been funded or allocated to specific participant accounts. These unallocated shares have not been included in earnings per share calculations.

                                   HPSC, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (CONT'D)


     On July 28, 1994, the Company adopted a supplemental Employee Stock Ownership Plan (Supplemental ESOP) that is expected to be primarily invested in Common Stock of the Company. The Company has issued 350,000 shares of Common Stock to the Supplemental ESOP which will be allocated first to the accounts of certain highly compensated employees to make up for certain limitations on Company contributions under the ESOP required by the 1993 Tax Act and next to all eligible employees of the Company on a non-discriminatory basis. The Company has not yet made contributions to the Supplemental ESOP. Shares allocated to participant accounts in the Supplemental ESOP fully vest over five years of service from plan adoption at 20% per year of service. At retirement or other qualifying termination of a participant, the vested portion of the common stock may be distributed or converted to cash.

7. On June 23, 1994 the Company executed a $20,000,000 revolving credit agreement with the First National Bank of Boston and Continental Bank, N.A.. The agreement is secured primarily by the customer receivables of the Company, expires on December 31, 1995 and contains certain financial and other restrictive covenants.

     At June 25, 1994, the Company was in compliance with the covenants of the agreement and had not yet drawn any funds under the agreement.

8. The Company entered into an agreement to transfer substantially all the finance assets of Credident, Inc., its wholly-owned Canadian subsidiary, effective June 30, 1994, to Newcourt Credit Group, Inc. (Newcourt), for approximately $7 million (U.S.) in cash. The Company also entered into a service agreement whereby Newcourt will manage certain accounts over the next two years for a fee related to collections. The final accounting for assets sold and those to be serviced by Newcourt has not yet been completed and the effect of these transactions is not currently expected to have a material effect on the Company's results of operations. Subsequent to the transfers, all of Credident, Inc.'s Canadian bank debt was retired. As discussed in its annual Form 10-K for fiscal 1993, HPSC ceased to book any more business in Canada effective July, 1993. This transfer of substantially all of Credident's finance assets is consistent with the Company's strategic plan to focus on its business in the United States

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Quarter Ended June 25, 1994 Compared to Quarter Ended June 26, 1993.


     The Company's net income for the second quarter of 1994 was $139,000, or $.03 per share, compared to $466,000, or $.09 per share for the second quarter of 1993. For the six months ended June 25, 1994, net income was $346,000 or $.07 per share compared to $936,000 or $.19 per share in 1993. These decreases were due principally to a decrease in earned income on leases and notes as well as a continuing increase in selling, general administrative costs as part of the Company's implementation of its long term strategic plan, partially offset by a reduced provision for losses and a reduction in interest expense discussed below.

     Earned income on leases and notes for the second quarter of 1994 was $3,062,000 compared to $4,876,000 for the second quarter of 1993. For the six months ended June 25, 1994, earned income was $6,667,000 compared to $9,646,000 in 1993. This decline is partially due to a declining portfolio resulting from reduced bookings over the last several quarters of 1993 and to reduced finance rates charged to the Company's customers. The reduced bookings were due to the fact that Healthco International, Inc. (Healthco), which had previously referred to the Company substantially all of the Company's business, filed for bankruptcy on June 9, 1993 and subsequently began liquidation under Chapter 7 of the U.S. Bankruptcy Code. The Company has reduced its cost of capital as a result of a securitization transaction described herein in the first quarter of 1994 which allowed it to lower the rates which it charges to its customers, while helping to maintain its target margins on financings. Although the Company's management anticipates increases in its 1994 bookings from 1993 levels, it expects earned income on leases and notes to continue to decrease from comparable 1993 levels until its volume of new business consistently exceeds portfolio runoff. The Company's U.S. bookings for the second quarter of 1994 were $6,296,000 compared to $4,027,000 for the comparable period in 1993. The Company also had $1,096,000 of Canadian bookings in the second quarter of 1993 but stopped booking business in Canada in July, 1993.

     The provision for losses was $204,000 in the second quarter of 1994 compared to $1,028,000 for the comparable period in 1993. For the six months ended June 25, 1994, the provision for losses was $360,000 compared to $2,066,000 in 1993. This decrease is due in part to an increase in loan loss reserves for the year ended December 25, 1993 and in part to a decrease in portfolio size.

     Selling general and administrative expenses for the second quarter of 1994 were $1,734,000 compared to $822,000 in the second quarter of 1993. For the six months ended June 25, 1994 it was $3,532,000 compared to $1,410,000 in 1993.
The increase was due in part on the Company's need to replace services which were formerly provided by Healthco under intercompany agreements between the two companies. The Company continues to hire additional sales and support personnel to assist in its transition to a diversified financial services organization no longer affiliated with a single vendor. The Company opened an asset based lending subsidiary with an office in Connecticut and a Midwest Division near St. Louis, supported by a sales office in Oregon, during the second quarter.

     Net interest expense for the second quarter of 1994 decreased to $895,000 from $2,253,000 for the same period in 1993. For the six months ended June 25, 1994, interest expense was $2,206,000 compared to $4,626,000 in 1993. This decrease resulted from a reduced level of borrowings as well as reduced interest rates on outstanding debt.


     The Company's income before income taxes for the second quarter of 1994 was $229,000 compared to $773,000 for the second quarter of 1993. For the six months ended June 25, 1994, income before income taxes was $569,000 compared to $1,544,000 in 1993.

     Despite the adverse developments arising out of the Healthco bankruptcy, the Company is replacing the business previously supplied by Healthco with referrals from the Company's customers and an expanding list of vendors representing diversified sources of new business. At quarter end, the Company had customer inquiries with respect to possible new business of $36,000,000,
compared to $20,000,000 of customer inquiries at December 25, 1993.   The volume
of U.S. bookings in the first six months of 1994 was $10,843,000 compared to $8,468,000 in 1993.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

LIQUIDITY AND CAPITAL RESOURCES


     At June 25, 1994 the Company had $155,000 in cash and cash equivalents compared with $16,600,000 at the end of 1993. As described in footnote 5 to the Company's consolidated financial statements included in this report on Form 10-Q, $9,153,000 of cash was restricted pursuant to the Securitization agreements as of June 25, 1994. Cash used for operating activities was $1,680,000 for the six months ended June 25, 1994, compared to $69,000 of cash provided by operating activities for the same period in 1993. Cash provided by investing activities was $12,677,000 for the six months ended June 25, 1994 compared to $14,148,000 for the same period in 1993.

     On December 27, 1993, the Company raised $70,000,000 through an asset securitization transaction in which a wholly owned subsidiary, HPSC Funding Corp. I issued senior secured notes at a rate of 5.01%. The notes were secured by a portion of the Company's portfolio which it sold in part and contributed in part to HPSC Funding. Proceeds of this financing were used to retire $50,000,000, 10.125% senior notes due December 28, 1993, and $20,000,000, 10%
subordinated debentures due January 15, 1994. As of June 25, 1994, the HPSC Funding portfolio is performing according to expectations. On June 23, 1994, the Company entered into a $20,000,000 revolving credit agreement with The First National Bank of Boston as Agent Bank and Continental Bank, N.A. as described in
Note 7 of the Financial Statements.

     The Company anticipates that it may seek to raise additional capital in 1994 to finance its activities and expects that it will be able to obtain additional capital on competitive terms, but there can be no assurance it will be able to do so.

                                   HPSC, INC.



                          PART II.   OTHER INFORMATION


ITEMS 1 THROUGH 3 AND 5 ARE OMITTED BECAUSE THEY ARE INAPPLICABLE

Item 4.   Submission of matters to a Vote of Security Holders.

     The Company held its annual meeting of stockholders on May 25, 1994, at which its stockholders voted to elect each of the nominees for director of the Company and to ratify the appointment of Coopers & Lybrand as independent accountants for the fiscal year ending December 31, 1994. Total voters cast for and withheld from each director are as follows:


                                   Total Vote for     Total Vote Withheld
                                   Each Director      from each Director
                                   -------------      ------------------
          Joseph A. Biernat          2,859,382             2,024,904
          J. Kermit Birchfield       2,859,482             2,024,804
          Louis J.P. Calisti         2,858,382             2,025,904
          Dollie A. Cole             2,859,482             2,024,804
          Samuel P. Cooley           2,859,382             2,024,904
          Raymond R. Doherty         2,857,682             2,026,604
          John Everets, Jr.          2,856,782             2,027,504
          Thomas M. McDougal         2,859,382             2,024,904


     Stockholders holding 2,915,654 shares voted in favor of ratification of the appointment of Coopers & Lybrand, stockholders holding 3,300 shares voted against and stockholders holding 1,965,332 shares abstained.

Item 6.   Exhibits and Reports on Form 8-K

     a)   Exhibits

             See the Exhibit Index on Page 11.

     b)   Reports on Form 8-K

            There were no reports on Form 8-K filed during the three months ended June 25, 1994.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HPSC, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:     August 9, 1994                             HPSC, INC.
        -----------------------         ----------------------------------------
                                                    (Registrant)


                                   By:  /s/ John Everets, Jr.
                                        ----------------------------------------
                                        John Everets, Jr.
                                        Chairman & Chief Executive Officer


                                   By: /s/ Rene Lefebvre
                                        ----------------------------------------
                                        Rene Lefebvre
                                        Chief Financial Officer


                                   By: /s/ Dennis J. McMahon
                                        ----------------------------------------
                                        Dennis J. McMahon
                                        Vice President--Administration
                                        Controller
                                        (Principal Accounting Officer)

                                   HPSC, INC.

                                  EXHIBIT INDEX


           EXHIBIT
             NO.                       TITLE                      PAGE
            ---                        -----                      ----
             3.1    Amended and Restated By-Laws

            10.1 Revolving Credit Agreement dated as of June 23, 1994 among HPSC, Inc., The First National Bank of Boston, individually and as agent, and Continental Bank, N.A., individually and as co-agent

            10.2 First Amendment effective January 1, 1993 to HPSC, Inc. Employee Stock Ownership
                    Plan

            10.3    HPSC, Inc. Supplemental Employee Stock
                    Ownership Plan and Trust dated July 25, 1994

            10.4    HPSC, Inc. 1994 Stock Plan dated as
                    of March 23, 1994 and related forms of
                    Non-qualified Option Grant and Option
                    Exercise Form

            10.5    Employment Agreement between HPSC, Inc.
                    and Rene Lefebvre dated April 6, 1994

            10.6    Amendment dated as of May 25, 1994 to
                    Employment Agreement between HPSC, Inc.
                    and John Everets, Jr.

            10.7    Amendment dated as of May 25, 1994 to
                    Employment Agreement between HPSC, Inc.
                    and Raymond R. Doherty.