Form 10-Q
period 1994-09-24
HPSC INC
filed 1994-11-07
CIK 718909

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549


                                    FORM 10-Q


(Mark One)
/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


For the quarterly period ended                  September 24, 1994
                               -------------------------------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934




For the transition period from                           to
                                -----------------------      -------------------
                         Commission file number 0-11618
                                                -------




                                   HPSC, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




               Delaware                                04-2560004
- ---------------------------------------  ---------------------------------------
   (State or other jurisdiction of           (IRS Employer Identification No.)
    incorporation or organization)


     60 STATE STREET, BOSTON, MASSACHUSETTS                   02109
- --------------------------------------------------------------------------------
    (Address of principal executive offices)                (Zip Code)



Registrant's telephone number, including area code         (617) 720-3600
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date COMMON STOCK, PAR VALUE $.01 PER SHARE. SHARES OUTSTANDING AT NOVEMBER 1, 1994, 5,574,395.

                                   HPSC, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                              PAGE
                                                                            ----

       Consolidated Balance Sheets as of September 24, 1994
       and December 25, 1993...........................................       3

       Consolidated Statements of Income for each of the three and nine
       months ended September 24, 1994 and September 25, 1993 .........       4

       Consolidated Statements of Cash Flows for each of the nine
       months ended September 24, 1994 and September 25, 1993 .........       5

       Notes to Consolidated Financial Statements......................      6-7

       Management's Discussion and Analysis of Financial
       Condition and Results of Operations.............................      8-9


PART II - OTHER INFORMATION



       Signatures......................................................       10

       Exhibit Index...................................................       11

                                   HPSC, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
                                   (unaudited)

                                     ASSETS

                                                   Sept. 24,      December 25,
                                                        1994              1993
                                                ------------      ------------
CASH AND CASH EQUIVALENTS                           $    626          $ 16,600

RESTRICTED CASH                                        9,215                --

INVESTMENT IN LEASES AND NOTES:

    Lease contracts receivable and notes
      receivable due in installments                 102,469           126,369


    Estimated residual value of equipment
      at end of lease term                             9,553            12,325

    Less unearned income                             (15,558)          (21,803)

    Less allowance for losses                         (6,008)           (6,897)

    Less security deposits                            (2,615)           (2,860)

    Deferred origination costs                         2,042             2,618
                                                    --------          --------

           Net investment in leases and notes         89,883           109,752
                                                    --------          --------


OTHER ASSETS:

    Deferred expense and other assets                  2,046             1,812

    Refundable income taxes                              792             2,273
                                                    --------          --------

           TOTAL ASSETS                             $102,562          $130,437
                                                    --------          --------
                                                    --------          --------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

NOTES PAYABLE TO BANKS                              $  6,000             7,130

ACCOUNTS PAYABLE                                       5,274             5.348

ACCRUED INTEREST                                         305             3,434

INCOME TAXES:

    Currently payable                                    521               310

    Deferred                                           4,943             6,632

SENIOR NOTES                                          47,752            50,000

SUBORDINATED DEBT (net of unamortized
    discount of $38)                                      --            19,962
                                                    --------          --------

           Total Liabilities                          64,795            92,816
                                                    --------          --------

STOCKHOLDERS' EQUITY:

    Preferred Stock, $1.00 par value;
      authorized 5,000,000 shares;
      Issued -- NONE                                      --                --

    Common Stock, $.01 par value;
      15,000,000 shares authorized; issued
      and outstanding 5,574,395 shares in
      1994 and 4,923,571 in 1993                          56                49

    Additional paid-in capital                        15,916            13,645

    Retained earnings                                 24,568            24,151

    Cumulative foreign currency
      translation adjustments                           (597)             (224)
                                                    --------          --------

                                                      39,943            37,621

    Less Loans Receivable from Employee
      Stock Ownership Plans                           (2,176)               --
                                                    --------          --------

           Total stockholders' equity                 37,767            37,621
                                                    --------          --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $102,562          $130,437
                                                    --------          --------
                                                    --------          --------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                                   HPSC, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
         FOR EACH OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 24, 1994
                             AND SEPTEMBER 25, 1993
               (in thousands, except per share and share amounts)
                                   (unaudited)


                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                ------------------              -----------------

                                             SEPT.  24,      SEPT. 25,      SEPT. 24,       SEPT. 25,
                                                   1994           1993           1994            1993
                                          -------------  -------------  -------------  --------------
REVENUES:

   Earned income on leases and notes             $2,776        $ 3,836        $ 9,443        $13,482

   Provision for losses                            (164)        (1,037)          (524)        (3,103)
                                                 ------        -------        -------        -------
     Net revenues                                 2,612          2,799          8,919         10,379
                                                 ------        -------        -------        -------

EXPENSES:

   Selling, general and administrative            1,705          1,657          5,237          3,067

   Interest, net                                    792          2,246          2,998          6,872
                                                 ------        -------        -------        -------

     Total expenses                               2,497          3,903          8,235          9,939
                                                 ------        -------        -------        -------

INCOME BEFORE INCOME TAXES                          115         (1,104)           684            440
                                                 ------        -------        -------        -------

PROVISION FOR INCOME TAXES:

   Federal, Foreign and State:

     Current                                        699           (311)         1,957            917

     Deferred                                      (654)          (115)        (1,689)          (735)
                                                 ------        -------        -------        -------

     TOTAL INCOME TAXES                              45           (426)           268            182

                                                 ------        -------        -------        -------

     NET INCOME                                  $   70        $  (678)       $   416        $   258
                                                 ------        -------        -------        -------
                                                 ------        -------        -------        -------

NET INCOME PER SHARE                             $  .01         $ (.14)        $  .08         $  .05
                                                 ------        -------        -------        -------
                                                 ------        -------        -------        -------


SHARES USED TO COMPUTE INCOME PER SHARE.      4,994,964      4,923,415      4,987,022      4,925,575


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS

                                   HPSC, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
   FOR EACH OF THE NINE MONTHS ENDED SEPTEMBER 24, 1994 AND SEPTEMBER 25, 1993
                                 (in thousands)
                                   (unaudited)



                                                             Sept. 24,      Sept. 25,
                                                                  1994           1993
                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net Income                                                 $    416       $    258

   Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization                                 324            802

     Deferred income taxes                                      (1,689)          (735)

     Provision for losses on lease contracts and notes
       receivable                                                  524          3,103

     (Decrease) in accrued interest                             (3,129)        (1,760)

     (Decrease) in accounts payable                                (74)        (1,901)

     Increase (Decrease) in accrued income taxes                   211         (1,190)

     Decrease (Increase) in refundable income taxes              1,481           (103)

     Decrease in other assets                                      234             87
                                                              --------       --------

   Cash (used in) provided by operating activities              (1,702)        (1,439)
                                                              --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures                                           (528)          (118)

   Lease contracts receivable and notes receivable              23,088         30,395

   Estimated residual value of equipment                         2,772          1,571

   Unearned income                                              (6,245)        (8,197)

   Security deposits                                              (245)          (376)

   Deferred origination costs                                      576            683
                                                              --------       --------

   Cash provided by investing activities                        19,418         23,958
                                                              --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Repayment of Senior Notes                                   (72,248)            --
   Repayment of Subordinated Debt                              (20,000)            --
   Repayment of notes payable to banks                          (1,130)       (16,188)
   Proceeds from issuance of Senior Notes                       70,000             --
   Debt issuance costs                                            (823)            --
   Increase in restricted cash                                  (9,215)            --

   Proceeds from issuance of common stock                           --              2

   Contribution to Employee Stock Ownership Plan                    99             --


   Other                                                          (373)          (190)
                                                              --------       --------

   Cash (used in) financing activities                         (33,690)       (16,376)
                                                              --------       --------

Net (decrease) increase in cash and cash equivalents           (15,974)         6,143

Cash and cash equivalents at beginning of period                16,600            625
                                                              --------       --------

Cash and cash equivalents at end of period                    $    626       $  6,768
                                                              --------       --------
                                                              --------       --------

Supplemental disclosures of cash flow information:

     Interest Paid                                            $  5,721       $  7,924

     Income taxes paid                                        $  1,618       $  2,538


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

2. Interest expense is net of interest income of $98,000 and $48,000 for the three months ended and $252,000 and $182,000 for the nine months ended September 24, 1994 and September 25, 1993, respectively. Included in interest expense is amortization of debt discount of $38,000 and $218,000 for the three months ended and $38,000 and $654,000 for the nine months ended September 24, 1994 and September 25, 1993, respectively.

3. For the three and nine months ended September 25, 1994 and September 24, 1993, the earnings per share computation assumes the conversion of stock options under the modified treasury stock method and includes only those shares allocated to participant accounts in the Company's Employee Stock Ownership Plan discussed in Note 6.

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

     The Items which comprise a significant portion of deferred tax liabilities as of September 24, 1994 are as follows:

          Operating method                       $ 7,832,000
          State income tax accrual               $ 1,439,000
          Alternative minimum tax credit         $(2,710,000)
          Other                                  $(1,618,000)
                                                 -----------
                  Deferred income taxes          $ 4,943,000
                                                 -----------
                                                 -----------

5. On September 24, 1994, the Company had $9,215,000 in restricted cash of which $4,397,000 was reserved for debt service and $4,818,000 was reserved for credit enhancement pursuant to the terms of agreements entered into by the Company on December 27, 1993 with respect to a $70,000,000 securitization transaction.

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

                                   HPSC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (CONT'D)

     On July 28, 1994, the Company adopted a supplemental Employee Stock Ownership Plan (Supplemental ESOP) that is expected to be primarily invested in Common Stock of the Company. The Company has issued 350,000 shares of Common Stock to the Supplemental ESOP which will be allocated first to the accounts of certain highly compensated employees to make up for certain limitations on Company contributions under the ESOP required by the 1993 Tax Act and next to all eligible employees of the Company on a non-discriminatory basis. The Company has not yet made contributions to the Supplemental ESOP. Shares allocated to participants' accounts in the Supplemental ESOP fully vest over five years of service from plan adoption at 20% per year of service. At retirement or other qualifying termination of a participant, the vested portion of the common stock may be distributed or converted to cash.

7. On June 23, 1994 the Company executed a $20,000,000 revolving credit agreement with the First National Bank of Boston and Continental Bank, N.A.. The agreement is secured primarily by the customer receivables of the Company, expires on December 31, 1995 and contains certain financial and other restrictive covenants.

     At September 24, 1994, the Company was in compliance with the covenants of the agreement and had $6,000,000 outstanding under the agreement.

8. The Company entered into an agreement to transfer substantially all the finance assets of Credident, Inc., its wholly-owned Canadian subsidiary, effective June 30, 1994, to Newcourt Credit Group, Inc. (Newcourt), for approximately $7 million (US) in cash. The Company also entered into a service agreement whereby Newcourt will manage certain accounts over the next two years for a fee related to collections. The sale did not have a material effect on the Company's operations. Subsequent to the transfers, all of Credident, Inc.'s Canadian bank debt was retired. As discussed in its annual Form 10-K for fiscal 1993, HPSC ceased to book any more business in Canada effective July, 1993. This transfer of substantially all of Credident's finance assets is consistent with the Company's strategic plan to focus on its business in the United States.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Quarter Ended September 24, 1994 Compared to Quarter Ended September 25, 1993.

     The Company's net income for the third quarter of 1994 was $70,000, or $.01 per share, compared to a net loss of ($678,000) or ($.14) per share for the third quarter of 1993. For the nine months ended September 24, 1994, net income was $416,000 or $.08 per share compared to $258,000 or $.05 per share in 1993. These increases were due principally to a decrease in provision for losses and interest expense, offset by a decrease in earned income on leases and notes as well as a continuing increase in selling, general administrative costs as part of the Company's implementation of its long term strategic plan.

     Earned income on leases and notes for the third quarter of 1994 was $2,776,000 compared to $3,836,000 for the third quarter of 1993. For the nine months ended September 24, 1994, earned income was $9,443,000 compared to $13,482,000 in 1993. This decline is partially due to a declining portfolio resulting from reduced bookings over the last several quarters of 1993 and to reduced finance rates charged to the Company's customers. The reduced bookings were due to the fact that Healthco International, Inc. (Healthco), which had previously referred to the Company substantially all of the Company's business, filed for bankruptcy on June 9, 1993 and subsequently began liquidation under Chapter 7 of the US Bankruptcy Code. The Company has reduced its cost of capital as a result of a securitization transaction described herein in the first quarter of 1994 which allowed it to lower the rates which it charges to its customers, while helping to maintain its target margins on financings. Although the Company increased its 1994 bookings from 1993 levels, it expects earned income on leases and notes to continue to decrease from comparable 1993 levels until its volume of new business consistently exceeds portfolio runoff. The Company's US bookings for the third quarter of 1994 were $9,185,000 compared to $3,030,000 for the comparable period in 1993. The Company stopped booking business in Canada in July, 1993.


     The provision for losses was $164,000 in the third quarter of 1994 compared to $1,037,000 for the comparable period in 1993. For the nine months ended September 24, 1994, the provision for losses was $524,000 compared to $3,103,000 in 1993. This decrease is due in part to an increase in loan loss reserves for the year ended December 25, 1993, and to a decrease in current portfolio size.

     Selling general and administrative expenses for the third quarter of 1994 were $1,705,000 compared to $1,657,000 in the third quarter of 1993. For the nine months ended September 24, 1994, these expenses were $5,237,000 compared to $3,067,000 in 1993. The increase was due in part to the Company's need to replace services which were formerly provided by Healthco under intercompany agreements between the two companies. The Company continues to hire additional sales and support personnel to assist in its transition to a diversified financial services organization no longer affiliated with a single vendor.

     Net interest expense for the third quarter of 1994 decreased to $792,000 from $2,246,000 for the same period in 1993. For the nine months ended September 24, 1994, interest expense was $2,998,000 compared to $6,872,000 in 1993. This decrease resulted from a reduced level of borrowings as well as reduced interest rates on outstanding debt.

     The Company's income before income taxes for the third quarter of 1994 was $115,000 compared to a loss of $1,104,000 for the third quarter of 1993. For the nine months ended September 24, 1994, income before income taxes was $684,000 compared to $440,000 in 1993.

     Despite the adverse developments arising out of the Healthco bankruptcy, the Company is replacing the business previously supplied by Healthco with referrals from the Company's customers and an expanding list of vendors representing diversified sources of new business. At quarter end, the Company had customer inquiries with respect to possible new business exceeding $40,000,000, compared to $20,000,000 of customer inquiries at December 25, 1993. The volume of US bookings in the first nine months of 1994 was $20,129,000 compared to $11,530,000 in 1993.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS  (CONT'D)

LIQUIDITY AND CAPITAL RESOURCES

     At September 24, 1994 the Company had $626,000 in cash and cash equivalents compared with $16,600,000 at the end of 1993. As described in footnote 5 to the Company's consolidated financial statements included in this report on Form 10-Q, $9,215,000 of cash was restricted as of September 24, 1994 pursuant to the securitization agreements. Cash used for operating activities was $1,702,000 for the nine months ended September 24, 1994, compared to $1,439,000 of cash provided by operating activities for the same period in 1993. Cash provided by investing activities was $19,418,000 for the nine months ended September 24, 1994 compared to $23,958,000 for the same period in 1993.

     On December 27, 1993, the Company raised $70,000,000 through an asset securitization transaction in which a wholly owned subsidiary, HPSC Funding Corp. I (HPSC Funding) issued senior secured notes at a rate of 5.01%. The notes were secured by a portion of the Company's portfolio which it sold in part and contributed in part to HPSC Funding. Proceeds of this financing were used to retire $50,000,000, 10.125% senior notes due December 28, 1993, and $20,000,000, 10% subordinated debentures due January 15, 1994. As of September 24, 1994, the HPSC Funding portfolio is performing according to expectations. On June 23, 1994, the Company entered into a $20,000,000 revolving credit agreement with The First National Bank of Boston as Agent Bank and Continental Bank, N.A. as described in Note 7 of the Financial Statements.

     The Company anticipates that it may seek to raise additional capital in 1994 to finance its activities and expects that it will be able to obtain additional capital on competitive terms, but there can be no assurance it will be able to do so.

                                   HPSC, INC.

                          PART II.   OTHER INFORMATION

ITEMS 1 THROUGH  4 ARE OMITTED BECAUSE THEY ARE INAPPLICABLE

Item 5.  Other Information.

     On November 1, 1994, the Company, in conjunction with certain investors, entered into an agreement to repurchase, 1,949,182 shares of its common stock that were pledged to a group of banks and held by Healthco International, Inc. (Healthco), as debtor-in-possession and later by the Chapter 7 Trustee for Healthco, subject to the pledge, since the bankruptcy of Healthco in 1993. The Company intends to repurchase a minimum of 1,000,000 shares and the balance will be purchased by investors. The transaction has a purchase price of $9,000,000 and settles all claims between the Company and the bank group regarding intercompany transactions between HPSC and Healthco.

     Upon completion of the minimum share repurchase by HPSC, the Company's pro-forma book value per share would be approximately $8.50 per share, an increase of $.90 per share over September 24, 1994 book value.

Item 6.   Exhibits and Reports on Form 8-K

     a)   Exhibits

          See the Exhibit Index on Page 11.

     b)   Reports on Form 8-K


          There were no reports on Form 8-K filed during the three months ended September 24, 1994.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, HPSC, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:    November 4, 1994                             HPSC, INC.
      ------------------------              -----------------------------------
                                                      (Registrant)


                                        By:   John W. Everets
                                            ------------------------------------
                                              John W. Everets
                                              Chairman & Chief Executive Officer


                                        By:    Rene Lefebvre
                                            ------------------------------------
                                               Rene Lefebvre
                                               Chief Financial Officer


                                        By:    Dennis J. McMahon
                                            ------------------------------------
                                               Dennis J. McMahon
                                               Controller
                                               (Principal Accounting Officer)

                                   HPSC, INC.

                                  EXHIBIT INDEX

EXHIBIT
  NO.                                   TITLE                               PAGE
  ---                                   -----                               ----

10.1 First Amendment, dated as of September 2, 1994, to Revolving Credit Agreement, dated as of June 23, 1994, among HPSC, Inc., The First National Bank of Boston, individually and as Agent, and Continental Bank, N.A., individually and as Co-Agent.


10.2 Amendment and Restatement, dated November 4, 1994, of First Amendment, dated as of September 2, 1994, to Revolving Credit Agreement, dated as of June 23, 1993, among HPSC, Inc., The First National Bank of Boston, individually and as Agent, and Bank of America, Illinois, individually and as Co-Agent.


10.3 Stock Purchase Agreement, dated as of November 1, 1994, by and among HPSC, Inc. and each of Chemical Bank; The CIT Group/Business Credit, Inc.; Van Kampen Merritt Prime Rate Income Trust; the Nippon Credit Bank, Ltd.; Union Bank of Finland, Grand Cayman Branch; SPBC, Inc.; The Bank of Tokyo Trust Company; and Morgens, Waterfall, Vintiadis & Co. Inc., and related Schedules