Form 10-Q/A
period 1994-09-24
HPSC INC
filed 1994-12-28
CIK 718909

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                   FORM 10-Q/A


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended                September 24, 1994
                               -------------------------------------------------

                                       OR


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    ------------------

                         Commission file number 0-11618
                                                -------

                                     HPSC, INC.
- --------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

                    Delaware                            04-2560004
- -----------------------------------------     ----------------------------------
         (State or other jurisdiction         (IRS Employer Identification No.)
      of incorporation or organization)

60 STATE STREET, BOSTON, MASSACHUSETTS                       02109
- --------------------------------------------------------------------------------
 (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code           (617) 720-3600
                                                       -------------------------

- --------------------------------------------------------------------------------
     (Former name, former address, and former fiscal year if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.          YES   X      NO
                                                -----      ------


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

   10.2    Amendment and Restatement, dated November
           4, 1994, of First Amendment, dated as of September 2, 1994, to Revolving Credit
           Agreement, dated as of June 23, 1993,
           among HPSC, Inc., The First National Bank of Boston, individually and as Agent, and Bank of America , Illinois, individually and as Co-Agent.

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

    27     Financial Data Schedule
