Form 10-K405
HPSC INC
filed 1995-03-28
CIK 718909

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For fiscal year ended DECEMBER 31, 1994

                                       or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-11618


                                   HPSC, INC.
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                              04-2560004
-------------------------------------------------------------------------------
   (State or other jurisdiction of          (IRS Employer Identification No.)
  incorporation or organization)

     60 STATE STREET, BOSTON, MASSACHUSETTS                 02109
-------------------------------------------------------------------------------
     (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code  (617) 720-3600
                                                    --------------

Securities registered pursuant to section 12 (b) of the Act:

                                      NONE

Securities registered pursuant to section 12 (g) of the Act:

                      COMMON STOCK-PAR VALUE $.01 PER SHARE
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES  X  NO
                                      ---   ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any other amendment to this Form 10-K.

                                  YES  X  NO
                                      ---   ---

The aggregate market value of the voting stock held by non-affiliates of the registrant was $16,394,325 at February 28, 1995, representing 3,544,719 shares.

The number of shares of common stock, par value $.01 per share, outstanding as February 28, 1995 was 5,574,712.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1994 (the "1994 Annual Report") are incorporated by reference into Parts I, II and IV of this annual report on Form 10-K. Portions of the Proxy Statement of the Registrant to be filed on or about March 28, 1995 are incorporated by reference in Part III of this report on Form 10-K.

     The 1994 Annual Report and Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" as part of this report on Form 10-K.

                                     PART I

Item 1.  BUSINESS

GENERAL

     HPSC, Inc. (the "Company" or "HPSC") is a financial services company dedicated to providing financing for healthcare professionals. HPSC formerly provided financing exclusively to the dental profession, but in mid-1993 it began to expand into other healthcare markets and through its wholly-owned subsidiary, American Commercial Finance Corporation ("ACFC"), into asset based lending which focuses primarily on accounts receivable and inventory financing.

     The Company's new business volume in 1994 increased substantially compared to 1993 - $32,609,000 versus $16,402,000. In 1993, Healthco International,
Inc. (Healthco), the dental equipment supplier which previously supplied the Company with substantially all of its business, filed for bankruptcy. The bankruptcy of Healthco initially posed several significant challenges to the Company. Management has worked to replace its lost business while at the same time pursuing its plan to diversify into other markets. Within the dental industry the Company continues its efforts to expand its business by capitalizing on its reputation for providing a high level of customer service and innovative and competitive financing programs. Today the Company provides financing for over 100 different dental distributors and healthcare providers. While certain of these vendors provide a substantial amount of business for the Company, the Company is no longer dependent on any single source for its business. The Company is now also providing financing to the ophthalmic, podiatry, veterinary and chiropractic professions.

     The Company finances dental, medical and other healthcare equipment as well as leasehold improvements, office furniture, supplies and certain other costs involved in opening, maintaining or acquiring a healthcare facility or practice. The Company finances transactions only after a customer's credit has been approved and a financing agreement has been executed. The Company does not maintain any inventory. Typically, the manufacturer or distributor delivers the equipment directly to the customer, and the Company purchases the equipment from the supplier, at its customary selling price to the customer, upon installation and customer acceptance.

     Substantially all of the Company's agreements with its customers are non-cancelable and provide for a full payout at a fixed financing rate with a fixed payment schedule. The majority of the agreements have a term of between
three and seven years.   All leases are classified as direct financing leases.

     The Company's principal sources of funding include fixed rate borrowings of varying maturities and a revolving line of credit at variable rates (see Note B of Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition - Liquidity and Capital Resources" in the 1994 Annual Report). The Company's income depends, to a significant extent, upon its ability to maintain a satisfactory spread between its cost of borrowings and the rates that it charges its customers. In a rising interest rate environment, the Company's use of variable rate financing could adversely affect its ability to maintain these margins. Competitive pressures and other market conditions could hinder the Company's ability to raise the rates charged to is customers as quickly as its variable rate financing costs were rising.

     As of November 1, 1994, the Company entered into a Purchase and Sale Agreement with certain secured creditors of Healthco ("Secured Creditors") pursuant to which the Company and certain individual investors agreed to acquire the 1,949,182 shares of the Company's stock owned by Healthco which it had pledged to the Secured Creditors and to resolve all claims between the Company and the Secured Creditors relating to the Healthco bankruptcy. The total consideration to be paid under the Purchase and Sale Agreement was $9 million, $4.5 million to be paid at closing and $4.5 million to be in the form of a 6 month promissory note, collateralized by the shares of HPSC Common Stock purchased by the Company. On December 30, 1994, the Company and the Secured Creditors closed the transaction provided for in the Purchase and Sale Agreement. The Company acquired 1,225,182 shares of its stock, subject to the pledge of those shares to the Secured Creditors. Individual investors acquired the remaining 724,000 shares. Mutual releases of claims were exchanged at the closing, provided that the release of the Secured Creditor claims against HPSC, if any, is contingent upon the Company's repayment in full of the note.

SEGMENT

     The Company is principally engaged in providing financing to healthcare professionals.

MARKETING AND SOURCES OF SUPPLY

     The Company obtains its customers principally from equipment vendor referral programs and directly from end-users to whom the Company has mailed literature, who have learned of the Company's services through advertising or who are current customers. The vendor referral programs permit the Company to utilize vendors' sales personnel operating from retail distribution centers throughout the United States to generate business for the Company. The Company also sends representatives to major trade conventions.

     The Company advertises its services through industry publications, its own marketing brochures which it distributes and also through direct mail advertising. Existing customers and referrals from existing customers of the Company are also important sources of business.

LEASES AND NOTES RECEIVABLE

     At December 31, 1994 the Company's lease, note receivable and asset based lending portfolio of $103,531,000 consisted of approximately 8,000 accounts and 6,000 customers with an average remaining term of 26 months. Lease and note terms ranged from 12-60 months, with the majority having a 36- or 60-month term. No single customer accounted for more than 1.0% of the Company's total receivables at December 31, 1994.

FINANCING TERMS AND CONDITIONS

     The Company generally finances equipment to customers through standard non-cancelable full payout leases or conditional sales agreements or notes. Following execution of an agreement, the equipment is delivered from either a distributor or a manufacturer directly to the customer. Following installation and customer acceptance of the equipment, the Company purchases the equipment from the supplier. The Company is the owner of the leased equipment and holds a security interest in equipment financed with conditional sales agreements or notes.

     The Company makes no warranties to customers as to any matter, including the condition, performance or suitability of the equipment. In substantially all cases, customers are obligated to remit to the Company all amounts due regardless of the performance of the equipment, to maintain and service the equipment and to insure the equipment against casualty loss.

          The Company establishes residual values when the equipment is purchased and leased. Substantially all the Company's direct financing leases include a lease purchase option. Historically, because substantially all lessees have exercised this option at the recorded value, the Company generally does not incur gains/losses from the sale or releasing of equipment. The Company recognized no excess of recorded residuals in 1994.

CREDIT REVIEW AND LOSS EXPERIENCE

     The Company conducts a credit review of each prospective customer, using both commercial credit bureaus and its own internal credit procedures. The Company's seven-person collection department is responsible for monitoring slow paying accounts and collection activities when the Company determines such action to be appropriate. Slow paying accounts are subject to service charges.

   An analysis of changes in the allowance for uncollectible accounts and other pertinent information follows (in thousands):


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                     Gross     Write Offs
                   Leases and   (Net of     Provision  Delinquent    Allowance
                      Notes    Recoveries)  for Losses Installments  for Losses
                   Receivable
--------------------------------------------------------------------------------
December 31, 1994    $103,531     $3,056(1)        $754       $3,496      4,595
--------------------------------------------------------------------------------
December 25, 1993     126,369        17,423      15,104        4,805      6,897
--------------------------------------------------------------------------------
December 26, 1992     184,928         6,128       4,307        9,917      9,216
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

(1) Approximately $1,166,000 of this 1994 amount relates to Credident, Inc., the Company's Canadian subsidiary. The Company sold substantially all of the assets of Credident to a third party in June, 1994. (See Note A of the "Notes to Consolidated Financial Statements" in the 1994 Annual Report.)

     For discussion of provision for losses and allowance for losses, see "Management's Discussion and Analysis of Financial Condition - Results of Operations,Fiscal 1994 Compared to 1993 and Fiscal 1993 Compared to 1992" in the 1994 Annual Report.

FUNDING

     At December 31, 1994 the Company had financing from a fixed rate securitization and a variable rate revolving line of credit. See Note B of the "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition - Liquidity and Capital Resources" in the 1994 Annual Report.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES AND CONCESSIONS

     The Company does not have any material patents, trademarks, licenses, franchises or concessions.

SEASONALITY

     The Company's business is not seasonal; however, healthcare professionals generally tend to purchase more equipment in the fourth quarter, which may result in more business for the Company in that quarter.

WORKING CAPITAL

     The Company does not carry inventory or provide rights of return to its customers. Its working capital requirements relate directly to its volume of financing transactions (see "Business - Funding" and "Management's Discussion and Analysis of Financial Condition - Liquidity and Capital Resources" in the 1994 Annual Report).

MATERIAL CUSTOMERS

     No customer or group of related customers accounted for 1.0% or more of fiscal 1994 revenues.

RAW MATERIALS

     The Company's business does not depend on raw materials.

BACKLOG

     At December 31, 1994, the Company had a backlog of approximately $25,000,000, consisting of customer applications which have been approved but have not yet resulted in a completed transaction, compared to $6,400,000 at the end of 1993. Not all approved applications will result in financing transactions for the Company.

GOVERNMENT CONTRACTS OR SUB-CONTRACTS

     The Company does not have a material amount of government contracts or sub-contracts.

COMPETITION

     The equipment financing business is highly competitive. Participants in the industry compete through vendor/customer service, product innovation, and price. Pricing is affected by each participant's ability to control origination and funding costs, portfolio risk management and operating overhead costs. The Company's ability to compete effectively in this market depends upon: (i) its ability to procure financing on attractive terms; (ii) its knowledge of and experience in its markets; (iii) its flexibility and adaptability in dealing with the special needs of its client; (iv) its relationships with equipment vendors; (v) its ability to continue to expand its business into areas other than the dental profession and (vi) its ability to manage its portfolio effectively.

     The Company competes with finance divisions, affiliates and subsidiaries of equipment manufacturers, other leasing and finance companies, certain banks engaged in leasing and lease brokers. Many of these organizations are much larger than the Company, have greater financial or other resources than the Company and have access to funds at more favorable rates and terms than those available to the Company.

RESEARCH AND DEVELOPMENT

     The Company does not have research and development activities.

ENVIRONMENTAL PROTECTION

     The Company's compliance with laws and regulations relating to the protection of the environment will not have a material effect on its capital expenditures, earnings or competitive position.

EMPLOYEES

     At December 31, 1994, the Company and its subsidiaries had 44 full-time employees, including 27 in general and administration and 17 in sales and marketing.

FOREIGN OPERATIONS

     The Company, through its Canadian subsidiary, Credident, Inc., engaged in the financing of dental equipment in Canada. In 1994 the Company sold substantially all of Credident's assets to Newcourt. Credident, Inc. was in substantially the same business as the Company, (see Note A of Notes to Consolidated Financial Statements). The Company has ceased to underwrite any new business in Canada. See "Management's Discussion and Analysis of Financial Condition - Results of Operations Fiscal 1994 Compared to 1993" in the 1994 Annual Report.

EXPORT SALES

     The Company does not have any export sales.


Item 2.  PROPERTIES

     The Company leases approximately 8,320 square feet of office space at 60 State Street, Boston, Massachusetts from Trustees of 60 State Street Trust; approximately 2,431 square feet at 433 South Main Street, West Hartford, Connecticut are leased by its wholly-owned subsidiary, American Commercial Finance Corporation, and 1,520 square feet at 15455 Conway Road, Chesterfield, Missouri by its Midwest Division. The Company also rents space as required for its sales locations on a short-term basis. (See Note C of the "Notes to Consolidated Financial Statements" in the 1994 Annual Report.)


Item 3.  LEGAL PROCEEDINGS

     The Company was not subject to any material legal proceedings at December 31, 1994.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1994.

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The common stock of HPSC is traded on the NASDAQ National Market System. The high and low sales prices for the common stock as reported by NASDAQ for each quarter in the last two fiscal years, as well as the approximate number of record holders and information with respect to dividend restrictions, are incorporated by reference from page 17 of the 1994 Annual Report.

Item 6.  SELECTED FINANCIAL DATA

     Selected financial data for the five years ended December 31, 1994 is incorporated by reference from page 16 of the 1994 Annual Report.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition of the Company is incorporated by reference from pages 17 through 19 of the 1994 Annual Report.

     The information required by this item together with the Report of Independent Accountants is incorporated by reference from pages 4 through 14 and page 16 of the 1994 Annual Report. (See also the "Financial Statement Schedule" filed under Item 14 of this Form 10-K.)

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information concerning the directors and executive officers of the Company is incorporated by reference from the sections entitled "Nominees for Directorship" and "Executive Officers" in the Proxy Statement of the Company to be filed on or about March 28, 1995 (the "1995 Proxy Statement").

Item 11.  EXECUTIVE COMPENSATION

     Information regarding executive compensation is incorporated by reference from the sections entitled "Executive Compensation - Summary Compensation Table", "Executive Compensation - Option Grant Table", "Executive Compensation - Aggregated Option Exercises and Year-End Option Value Table" and "Executive Compensation - Employment Agreements" in the 1995 Proxy Statement.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The stock ownership of each person known to HPSC to be the beneficial owner of more than 5% of its common stock and the stock ownership of directors and executive officers and of all directors and executive officers as a group are incorporated by reference from the section entitled "Voting Securities" in the 1995 Proxy Statement. See "Business-General" for information with respect to HPSC stock formerly held by Healthco.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions is incorporated by reference from the sections entitled "Executive Compensation - Stock Loan Program" and "Certain Relationships and Related Transactions" in the 1995 Proxy Statement.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                            Page Number In
(a) 1. FINANCIAL STATEMENTS                                  ANNUAL REPORT

     Incorporated by reference from the Company's
     Annual Report to Stockholders for the fiscal year ended December 31, 1994:

     Report of Independent Accountants

          Consolidated Balance Sheets at December 31,
          1994 and December 25, 1993                                  4

          Consolidated Statements of Income for each
          of the three years in the period ended
          December 31, 1994                                           5

          Consolidated Statements of Changes in Stock-
          holders' Equity for each of the three years in
          the period ended December 31, 1994                          6

          Consolidated Statements of Cash Flows for
          each of the three years in the period ended
          December 31, 1994                                           7

          Notes to Consolidated Financial Statements               8-13


                                                            Page Number in
(a) 2.  FINANCIAL STATEMENT SCHEDULES                          FORM 10-K

     Included in Part IV of this report:
     Schedule VIII - Valuation and Qualifying
     Accounts for each of the three years in
     the period ended December 31, 1994                            21

(a) 3. Exhibits   Location of Documents Pertaining to Executive Compensation
                  Plans and Arrangements

                                 Item in
    Name of Document            this Report     Cross Reference
    ----------------            -----------     ---------------

 1. HPSC, Inc. Stock Option         10.2        Incorporated by
    Plan dated March 5, 1986                    reference to Exhibit
                                                10.6 to HPSC's Annual
                                                Report on Form 10-K
                                                for the fiscal year
                                                ended December 30,
                                                1989

 2. Amended and Restated            10.3        Incorporated by
    Employee Purchase Plan                      reference to Exhibit
    effective January 5, 1987                   4.3 to HPSC's
    restated May 18, 1993                       Quarterly Report on
                                                Form 10-Q for the
                                                quarter ended
                                                September 25, 1993

 3. Employment Agreement            10.4        Incorporated by
    between the Company and                     reference to Exhibit
    John W. Everets, dated                      10.1 to HPSC's
    July 19, 1993                               Quarterly Report on
                                                Form 10-Q for the
                                                quarter ended
                                                September 25, 1993

 4. Employment Agreement            10.5        Incorporated by
    between the Company and                     reference to Exhibit
    Raymond R. Doherty dated                    10.2 to HPSC's
    as of August 2, 1993                        Quarterly Report on
                                                Form 10-Q for the
                                                quarter ended
                                                September 25, 1993

 5. HPSC, Inc. Employee Stock       10.9        Incorporated by
    Ownership Plan Agreement                    reference to HPSC's
    dated December 22, 1993                     Annual Report on Form
    between HPSC, Inc. and John                 10-K for the fiscal
    Everets and Raymond                         year ended
    Doherty, as trustees                        December 25, 1993

 6. HPSC, Inc. 401 (k) Plan         10.15       Incorporated by
    dated February, 1993                        reference to HPSC's
    between HPSC, Inc. and                      Annual Report on Form
    Metropolitan Life Insurance                 10-K for the fiscal
    Company                                     year ended
                                                December 25, 1993

 7. First Amendment effective       10.10       Incorporated by
    January 1, 1993 to HPSC,                    reference to Exhibit
    Inc. Employee Stock                         10.2 to HPSC's
    Ownership Plan                              Quarterly Report on
                                                Form 10-Q

 8. Second Amendment effective      10.11       Filed herewith.
    January 1, 1994 to HPSC,
    Inc., Employee Stock
    Ownership Plan

 9. Third Amendment effective       10.12       Filed herewith
    January 1, 1993 to HPSC,
    Inc. Employee Stock
    Ownership Plan

10. HPSC, Inc. Supplemental         10.13       Incorporated by
    Employee Stock Ownership                    reference to Exhibit
    Plan and Trust dated                        10.3 to HPSC's
    July 25, 1994                               Quarterly Report on
                                                Form 10-Q for the
                                                quarter ended June 25,
                                                1994

(a) 3. Exhibits   Location of Documents Pertaining to Executive Compensation
                  Plans and Arrangements (cont'd)

                                 Item in
    Name of Document             this Report     Cross Reference
    ----------------             -----------     ---------------

11. HPSC, Inc. 1994 Stock Plan      10.14        Incorporated by
    dated as of March 23, 1994                   reference to Exhibit
    and related forms of                         10.4 to HPSC's
    Nonqualified Option Grant                    Quarterly Report on
    and Option Exercise Form                     Form 10-Q for the
                                                 quarter ended June 25,
                                                 1994

12. Employment Agreement             10.8        Incorporated by
    between HPSC, Inc. and Rene                  reference to Exhibit
    Lefebvre dated April 6,                      10.5 to HPSC's
    1994                                         Quarterly Report on
                                                 Form 10-Q for the
                                                 quarter ended June 25,
                                                 1994

13. Amendment dated as of May        10.6        Incorporated by
    25, 1994 to Employment                       reference to Exhibit
    Agreement between HPSC,                      10.6 to HPSC's
    Inc. and John W. Everets                     Quarterly Report on
                                                 Form 10-Q for the
                                                 quarter ended June 25,
                                                 1994

14. Amendment dated as of May        10.7        Incorporated by
    25, 1994 to Employment                       reference to Exhibit
    Agreement between HPSC,                      10.7 to HPSC's
    Inc. and Raymond R. Doherty                  Quarterly Report on
                                                 Form 10-Q for the
                                                 quarter ended June 25,
                                                 1994

EXHIBITS

Exhibit                 Title                      Method of Filing
-------                 -----                      ----------------
 No.
 --

 3.1        Form of Restated Certificate     Incorporated by reference
            of Incorporation of HPSC, Inc.   to Exhibit 3.1 to HPSC's
                                             Registration Statement on
                                             Form S-1 filed April 27,
                                             1983 (File No. 2-83334)

 3.2        Certificate of Designation of    Incorporated by reference
            HPSC, Inc.'s Series A            to Exhibit 3.3 to HPSC's
            Preferred Stock                  Annual Report on Form 10-K
                                             for the fiscal year ended
                                             December 25, 1993

 3.3        Amended and Restated By-Laws     Incorporated by reference
                                             to Exhibit 3.1 to HPSC's
                                             Quarterly Report on Form
                                             10-Q for the quarter ended
                                             June 25, 1994

 4.1        Rights Agreement dated as of     Incorporated by reference
            August 3, 1993 between the       to Exhibit 4 to HPSC's
            Company and The First National   Amendment No. 1 to its
            Bank of Boston, N.A.,            Current Report on Form 8-K
            including as Exhibit B thereto   filed August 11, 1993.
            the form of Rights Certificate


 10.1       Lease dated as of March 8,       Filed herewith.
            1994 between the Trustees of
            60 State Street Trust
            September 10, 1970 and
            HPSC, Inc. relating to the
            principal executive offices of
            HPSC, Inc. at 60 State Street,
            Boston, Massachusetts

 10.2       HPSC, Inc. Stock Option Plan,    Incorporated by reference
            dated March 5, 1986              to Exhibit 10.6 to HPSC's
                                             Annual Report on Form 10-K
                                             for the fiscal year ended
                                             December 30, 1989

 10.3       Amended and Restated Employee    Incorporated by reference
            Stock Purchase Plan effective    to Exhibit 4.3 to HPSC's
            January 5, 1987 restated May     Quarterly Report on Form
            18, 1993                         10-Q for the quarter ended
                                             September 25, 1993

Exhibit                 Title                      Method of Filing
-------                 -----                      ----------------
 No.
 --

 10.4       Employment Agreement between     Incorporated by reference
            the Company and                  to Exhibit 10.1 to HPSC's
            John W. Everets, dated           Quarterly Report on Form
            July 19, 1993                    10-Q for the quarter ended
                                             September 25, 1993

 10.5       Employment Agreement between     Incorporated by reference
            the Company and Raymond R.       to Exhibit 10.2 to HPSC's
            Doherty dated                    Quarterly Report on Form
            as of August 2, 1993             10-Q for the quarter ended
                                             September 25, 1993

 10.6       Amendment dated as of May 25,    Incorporated by reference
            1994 to Employment Agreement     to Exhibit 10.6 to HPSC's
            between HPSC, Inc. and           Quarterly Report on Form
            John W. Everets                  10-Q for the quarter ended
                                             June 25, 1994

 10.7       Amendment dated as of May 25,    Incorporated by reference
            1994 to Employment Agreement     to Exhibit 10.7 to HPSC's
            between HPSC, Inc. and Raymond   Quarterly Report on Form
            R. Doherty                       10-Q for the quarter ended
                                             June 25, 1994

 10.8       Employment Agreement between     Incorporated by reference
            HPSC, Inc. and Rene Lefebvre     to Exhibit 10.5 to HPSC's
            dated April 6, 1994              Quarterly Report on Form
                                             10-Q for the quarter ended
                                             June 25, 1994

 10.9       HPSC, Inc. Employee Stock        Incorporated by reference
            Ownership Plan Agreement dated   to HPSC's Annual Report on
            December 22, 1993 between        Form 10-K for the fiscal
            HPSC, Inc. and John W. Everets   year ended December 25,
            and Raymond R. Doherty, as       1993
            trustees


10.10       First Amendment effective        Incorporated by reference
            January 1, 1993 to HPSC, Inc.    to Exhibit 10.2 to HPSC's
            Employee Stock Ownership Plan    Quarterly Report on Form
                                             10-Q for the quarter ended
                                             June 25, 1994

10.11       Second Amendment effective       Filed herewith
            January 1, 1994 to HPSC, Inc.
            Employee Stock Ownership Plan

10.12       Third Amendment effective        Filed herewith
            January 1, 1993 to HPSC, Inc.
            Employee Stock Ownership Plan

Exhibit                 Title                      Method of Filing
-------                 -----                      ----------------
 No.
 --

10.13       HPSC, Inc. Supplemental           Incorporated by reference
            Employee Stock Ownership Plan     to Exhibit 10.3 to HPSC's
            and Trust dated July 25, 1994     Quarterly Report on Form
                                              10-Q for the quarter ended
                                              June 25, 1994

10.14       HPSC, Inc. 1994 Stock Plan        Incorporated by reference
            dated as of March 23, 1994 and    to Exhibit 10.4 to HPSC's
            related forms of Nonqualified     Quarterly Report on Form
            Option Grant and Option           10-Q for the quarter ended
            Exercise Form                     June 25, 1994

10.15       HPSC, Inc. 401(k) Plan dated      Incorporated by reference
            February, 1993 between HPSC,      to HPSC's Annual Report on
            Inc. and Metropolitan Life        Form 10-K for the fiscal
            Insurance Company                 year ended December 25,
                                              1993

10.16       Indenture and Service             Incorporated by reference
            Agreement dated as of December    to HPSC's Annual Report on
            23, 1993 by and among HPSC        Form 10-K for the fiscal
            Funding Corp. I, HPSC, Inc.       year ended December 25,
            and State Street Bank and         1993
            Trust company of Connecticut,
            N.A.


10.17       Sale and Contribution             Incorporated by reference
            Agreement dated as of December    to HPSC's Annual Report on
            23, 1993 between HPSC Funding     Form 10-K for the fiscal
            Corp I and HPSC, Inc.             year ended December 25,
                                              1993


10.18       Note Purchase Agreement dated     Incorporated by reference
            as of December 23, 1993 among     to HPSC's Annual Report on
            HPSC Funding Corp. I, HPSC,       Form 10-K for the fiscal
            Inc. and the Prudential Life      year ended December 25,
            Insurance Company of America      1993


10.19       Insurance Agreement dated as      Incorporated by reference
            of December 23, 1993 among        to HPSC's Annual Report on
            Municipal Bond Investors          Form 10-K for the fiscal
            Assurance Corporation, HPSC       year ended December 25,
            Funding Corp. I, HPSC, Inc.       1993
            and State Street Bank and
            Trust Company of Connecticut,
            N.A.

10.20       Undertaking with respect to       Incorporated by reference
            Exhibits to certain Agreements    to HPSC's Annual Report on
                                              Form 10-K for the fiscal
                                              year ended December 25,
                                              1993

Exhibit                 Title                      Method of Filing
-------                 -----                      ----------------
 No.
 --


10.21       Revolving Credit Agreement        Incorporated by reference
            dated as of June 23, 1994         to Exhibit 10.1 to HPSC's
            among HPSC, Inc., The First       Quarterly Report on Form
            National Bank of Boston,          10-Q for the quarter ended
            individually and as agent, and    June 25, 1994
            Continental Bank, N.A.,
            individually and as Co-agent

10.22       First Amendment, dated as of      Incorporated by reference
            September 2, 1994, to             to Exhibit 10.1 to HPSC's
            Revolving Credit Agreement        Quarterly Report on Form
            dated as of June 23, 1994,        10-Q for the quarter ended
            among HPSC, Inc., The First       September 24, 1994
            National Bank of Boston,
            individually and as Agent, and
            Continental Bank, N.A.,
            individually and as Co-Agent

10.23       Amendment and Restatement,        Incorporated by reference
            dated November 4, 1994, of        to Exhibit 10.2 to HPSC's
            First Amendment, dated as of      Quarterly Report on Form
            September 2, 1994, to             10-Q for the quarter ended
            Revolving Credit Agreement,       September 24, 1994
            dated as of June 23, 1993,
            among HPSC, Inc., The First
            National Bank of Boston,
            individually and as Agent, and
            Bank of America, Illinois,
            individually and as Co-Agent

10.24       Second Amendment, dated as of     Filed herewith
            November 8, 1994, to Revolving
            Credit Agreement dated as of
            June 23, 1994, among HPSC,
            Inc., The First National Bank
            of Boston, individually and as
            Agent, and Bank of America
            Illinois, individually and a
            Co-Agent

10.25       Third Amendment, dated as of      Filed herewith
            November 22, 1994, to
            Revolving Credit Agreement
            dated as of June 23, 1994,
            among HPSC, Inc., The First
            National Bank of Boston,
            individually and as Agent, and
            Bank of America Illinois,
            individually and as Co-Agent

Exhibit                 Title                      Method of Filing
-------                 -----                      ----------------
 No.
 --

10.26       Fourth Amendment, dated as of     Filed herewith
            December 22, 1994, to
            Revolving Credit Agreement
            dated as of June 23, 1994,
            among HPSC, Inc., The First
            National Bank of Boston,
            individually and as Agent, and
            Bank of America Illinois,
            individually and as Co-Agent

10.27       Fifth Amendment, dated as of      Filed herewith
            January 6, 1995, to Revolving
            Credit Agreement dated as of
            June 23, 1994, among HPSC,
            Inc., The First National Bank
            of Boston, individually and as
            Agent, and Bank of America
            Illinois, individually and as
            Co-Agent

10.28       Sixth Amendment, dated as of      Filed herewith
            February 3, 1995, to Revolving
            Credit Agreement dated as of
            June 23, 1994, among HPSC,
            Inc., The First National Bank
            of Boston, individually and as
            Agent, and Bank of America
            Illinois, individually and as
            Co-Agent

10.29       Seventh Amendment, dated as of    Filed herewith
            February 6, 1995, to Revolving
            Credit Agreement dated as of
            June 23, 1994, among HPSC,
            Inc., The First National Bank
            of Boston, individually and as
            Agent, and Bank of America
            Illinois, individually and as
            Agent.

10.30       Stock Purchase Agreement,         Incorporated by reference
            dated as of November 1, 1994,     to Exhibit 10.3 to HPSC's
            by and among HPSC, Inc. and       Quarterly Report on Form
            each of Chemical Bank; The CIT    10-Q for the quarter ended
            Group/Business Credit, Inc.;      September 24, 1994
            Van Kampen Merritt Prime Rate
            Income Trust; the Nippon
            Credit Bank, Ltd.; Union Bank
            of Finland, Grand Cayman
            Branch; SPBC, Inc.; The Bank
            of Tokyo Trust Company; and
            Morgens, Waterfall, Vintiadis
            & Co. Inc., and related
            Schedules

Exhibit                 Title                      Method of Filing
-------                 -----                      ----------------
 No.
 --

10.31       Purchase and Contribution         Filed herewith
            Agreement dated as of January
            31, 1995 between HPSC, Inc.
            and HPSC Bravo Funding Corp.

10.32       Credit Agreement dated as of      Filed herewith
            January 31, 1995 among HPSC
            Bravo Funding Corp., Triple-A
            One Funding Corporation, as
            lender, and CapMAC, as
            Administrative Agent and as
            Collateral Agent

10.33       Agreement to Furnish Copies       Filed herewith
            of Omitted Exhibits to
            Certain Agreements with HPSC
            Bravo Funding Corp.

  13        Annual Report to Stockholders     Filed herewith
            for the fiscal year ended
            December 31, 1994

  21        Subsidiaries of HPSC, Inc.        Filed herewith

  23        Report of Coopers & Lybrand,      Filed herewith
            L.L.P.

  27        HPSC, Inc. Financial Data         Filed herewith
            Schedule


Copies of Exhibits may be obtained for a nominal charge by writing to:

                               Investor Relations
                                   HPSC, Inc.
                                 60 State Street
                           Boston, Massachusetts 02019


(b)  Reports on Form 8-K

     None

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HPSC, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              HPSC, Inc.

                           By: John W. Everets
                               -------------------
Dated:  March 23, 1995        John W. Everets
                              Chairman, Chief Executive
                              Officer and Director
                              (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of HPSC, Inc. and in the capacities and on the dates indicated.


NAME                              TITLE                        DATED


By:    Rene Lefebvre              Vice President, Chief        March 23, 1995
       -----------------------    Financial Officer and
       Rene Lefebvre              Treasurer (Principal
                                  Financial Officer)

By:    Raymond R. Doherty         President and Director       March 23, 1995
       -----------------------
       Raymond R. Doherty


By:    Dennis J. McMahon          Vice President               March 23, 1995
       -----------------------    Administration
       Dennis J. McMahon          (Principal Accounting
                                  Officer)

By:    Louis J.P. Calisti         Director                     March 23, 1995
       -----------------------
       Louis J.P. Calisti


By:    Dollie A. Cole             Director                     March 23, 1995
       -----------------------
       Dollie A. Cole


By:    Thomas M. McDougal         Director                     March 23, 1995
       -----------------------
       Thomas M. McDougal


By:    Samuel P. Cooley           Director                     March 23, 1995
       -----------------------
       Samuel P. Cooley


By:    Joseph A. Biernat          Director                     March 23, 1995
       -----------------------
       Joseph A. Biernat


By:    J. Kermit Birchfield       Director                     March 23, 1995
       -----------------------
       J. Kermit Birchfield

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of HPSC, Inc.:

     Our report on the consolidated financial statements of HPSC, Inc. has been incorporated by reference in this Form 10-K from page 14 of the 1994 Annual Report to Stockholders of HPSC, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14(a)2 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                        Coopers & Lybrand, L.L.P.

                                        COOPERS & LYBRAND, L.L.P.

Boston,  Massachusetts
March 15, 1995

                               SCHEDULE VIII

                                HPSC, INC.

                     VALUATION AND QUALIFYING ACCOUNTS
     FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1994
                               (IN THOUSANDS)


-------------------------------------------------------------------------
                           Balance at  Charged to               Balance
                           Beginning   Costs and  Deductions   at end of
       Description          of Year     Expenses        (1)      year
-------------------------------------------------------------------------
Allowance for losses 1994     $6,897        $754      $3,056      $4,595
-------------------------------------------------------------------------
Allowance for losses 1993      9,216      15,104      17,423       6,897
-------------------------------------------------------------------------
Allowance for losses 1992     11,033       4,307       6,124       9,216
-------------------------------------------------------------------------

(1)  Deductions are write-offs net of recoveries.