Form 10-Q
period 1995-03-31
HPSC INC
filed 1995-05-15
CIK 718909

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                 FORM 10-Q

(Mark One)

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995
                               --------------

                                       OR

 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

                        Commission file number 0-11618

                                   HPSC, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                     04-2560004
- -------------------------------            ---------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)


 60 State Street, Boston, Massachusetts                  02109
- ----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code (617) 720-3600
                                                   --------------

                                 NONE
          ----------------------------------------------------
          (Former name, former address, and former fiscal year
                     if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days. YES  ___X___   NO ______

              APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: COMMON STOCK, PAR VALUE $.01 PER SHARE. SHARES OUTSTANDING AT MAY 1, 1995, 5,574,712.

                                   HPSC, INC.


                                     INDEX


PART 1  --  FINANCIAL INFORMATION                                    PAGE

     Consolidated Balance Sheets as of March 31, 1995, and
     December 31, 1994...............................................   3

     Consolidated Statements of Income for each of the three
     months ended March 31, 1995 and March 26, 1994..................   4

     Consolidated statements of Cash Flows for each of the three
     months ended March 31, 1995 and March 26, 1994..................   5

     Notes to Consolidated Financial Statements......................   6

     Management's Discussion and Analysis of Financial
     Condition and Results of Operations............................. 7-8


PART II  --  OTHER INFORMATION

     Exhibit Index...................................................   9

     Signatures......................................................   9

                                   HPSC, INC.
                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
                                  (unaudited)


                                     ASSETS

                                                                          March 31,     December 31,
                                                                            1995            1994
                                                                          ---------     ------------
CASH AND CASH EQUIVALENTS                                                  $    658         $    419
RESTRICTED CASH                                                               7,413            7,936
INVESTMENT IN LEASES AND NOTES:
 Lease contracts receivable and notes receivable due in installments        109,966          103,531
 Estimated residual value of equipment at end of lease term                   9,361            9,321
 Less unearned income                                                       (18,436)         (16,924)
 Less allowance for losses                                                   (4,578)          (4,595)
 Less security deposits                                                      (2,824)          (2,639)
 Deferred origination costs                                                   2,723            2,499
                                                                          ---------     ------------
     Net investment in leases and notes                                      96,212           91,193
                                                                          ---------     ------------
OTHER ASSETS:
  Deferred expense and other assets                                           2,518            2,154
  Refundable income taxes                                                       814            1,446
                                                                          ---------     ------------
     TOTAL ASSETS                                                          $107,615         $103,148
                                                                          ---------     ------------
                                                                          ---------     ------------
                     LIABILITIES AND STOCKHOLDERS' EQUITY

NOTES PAYABLE TO BANKS                                                       19,500         $ 16,500
NOTES PAYABLE - TREASURY STOCK PURCHASE                                       3,000            4,500
ACCOUNTS PAYABLE                                                              2,071            2,450
   ACCRUED INTEREST                                                             469              293
INCOME TAXES:
  Currently payable                                                              56               20
  Deferred                                                                    4,945            5,539
SENIOR NOTES                                                                 44,662           41,024
                                                                          ---------     ------------
     TOTAL LIABILITIES                                                     $ 74,703         $ 70,326
                                                                          ---------     ------------
                                                                          ---------     ------------
STOCKHOLDERS' EQUITY:
  PREFERRED STOCK, $1.00 par value;
   authorized 5,000,000 shares; issued - None                                    --               --
  COMMON STOCK, $.01 par value; 15,000,000 shares authorized;
    issued and outstanding 5,574,712 shares in 1995 and
    5,574,395 shares in 1994                                                     56               56
  TREASURY STOCK (at cost) 1,225,182 shares                                  (5,023)          (5,023)
  Additional paid-in capital                                                 15,916           15,916
  Retained earnings                                                          24,688           24,601
  Cumulative foreign currency translation adjustments                          (549)            (552)
                                                                          ---------     ------------
                                                                             35,088           34,998
  Less deferred ESOP and  SESOP compensation                                 (2,176)          (2,176)
                                                                          ---------     ------------
  Total Stockholders' Equity                                                 32,912           32,822
                                                                          ---------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $107,615         $103,148
                                                                          ---------     ------------
                                                                          ---------     ------------


                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                    OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                                   HPSC, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
   FOR EACH OF THE THREE MONTHS ENDED MARCH 31, 1995 AND MARCH 26, 1994
                (in thousands, except per share and share amounts)
                                   (unaudited)

                                                      March 31,    March 26,
                                                        1995         1994
                                                      ---------    ---------
REVENUES:

  Earned income on leases and notes                     $ 2,944      $ 3,605

  Provision for losses                                     (277)        (156)
                                                      ---------    ---------
   Net revenues                                           2,667        3,449
                                                      ---------    ---------
EXPENSES:

  Selling, general and administrative                     1,480        1,798

  Interest, net                                           1,044        1,311
                                                      ---------    ---------
Total expenses                                            2,524        3,109
                                                      ---------    ---------
INCOME BEFORE INCOME TAXES                                  143          340
                                                      ---------    ---------
PROVISION FOR INCOME TAXES:

Federal, Foreign and State:
Current                                                     650          695
Deferred                                                   (594)        (562)
                                                      ---------    ---------
TOTAL INCOME TAXES                                           56          133
                                                      ---------    ---------
NET INCOME                                              $    87      $   207
                                                      ---------    ---------
                                                      ---------    ---------

NET INCOME PER SHARE                                    $   .02      $   .04
                                                      ---------    ---------
                                                      ---------    ---------

SHARES USED TO COMPUTE INCOME PER SHARE:              5,044,811    4,944,614


                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                    OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                                   HPSC, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOW
   FOR EACH OF THE THREE MONTHS ENDED MARCH 31, 1995 AND MARCH 26, 1994
                                  (in thousands)
                                    (unaudited)

                                                           March 31,    March 26,
                                                             1995         1994
                                                           ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income                                                $     87      $   207
  Adjustments to reconcile net income to net cash
    provided by operating activities:
   Depreciation and amortization                                 125          123
   Deferred income taxes                                        (594)        (562)
   Provision for losses on lease contracts and notes
     receivable                                                  277          156
   Increase (decrease) in accrued interest                       176       (3,103)
   (Decrease) in accounts payable                               (379)         (24)
   Increase in accrued income taxes                               36          695
   Decrease in refundable income taxes                           632        1,184
   (Increase) decrease in other Assets                          (209)         174
                                                           ---------    ---------
  Cash provided by (used in) operating activities                151       (1,150)
                                                           ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                           (32)         (89)
  Lease contracts receivable and notes receivable             (6,758)       9,692
  Estimated residual value of equipment                          (40)         984
  Unearned income                                              1,512       (3,161)
  Security deposits                                              185         (122)
  Deferred orgination costs                                     (224)         192
                                                           ---------    ---------
  Cash (used in) provided by investing activities             (5,357)       7,496
                                                           ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayment of Senior Notes                                   (5,862)     (56,655)
  Repayments of Subordinated Debt                                 --      (20,000)
  Repayment of notes payable to banks                             --       (1,391)
  Repayment of notes payable treasury stock purchase          (1,500)          --
  Proceeds from issuance of Senior Notes                       9,500       70,000
  Proceeds from revolving notes payable to banks               3,000           --
  Decrease (increase) in restricted funds                        523      (10,663)
  Debt issuance costs                                           (219)        (864)
  Other                                                            3         (167)
                                                           ---------    ---------
  Cash provided by (used in) financing activities              5,445      (19,740)
                                                           ---------    ---------
 Net increase(decrease) in cash and cash equivalents             239      (13,394)
 Cash and cash equivalents at beginning of period                419      (16,600)
                                                           ---------    ---------
 Cash and cash equivalents at end of period                  $   658     $  3,206
                                                           ---------    ---------
                                                           ---------    ---------
 Supplemental disclosures of cash flow information:
  Interest paid                                              $   886     $  4,133
  Income taxes paid                                               71           --



                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                    OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                                   HPSC, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The information presented for the interim periods is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of the Company, are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results to be expected for the full fiscal year. Certain 1994 account balances have been reclassed to conform with 1995 presentation.

2. Interest expense is net of interest income of $95,000 and $71,000 for the three months ended March 31, 1995, and March 26, 1994, respectively. Included in interest expense is amortization of debt discount of -0- and $38,000 for the three months ended March 31, 1995, and March 26, 1994.

3. For the three months ended March 31, 1995, and March 26, 1994, the earnings per share computation assumed the exercise of stock options under the modified treasury stock method.

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

The Items which comprise a significant portion of deferred tax liabilities as of March 31, 1995, are as follows:

Operating method                             $ 6,217,000
State income tax accrual                     $ 1,134,000
Alternative minimum tax credit               $  (612,000)
Other                                        $(1,794,000)
                                            ------------
   Deferred income taxes                     $ 4,945,000


5. On March 31, 1995, the Company had $7,413,000 in restricted cash of which $4,065,000 was reserved for debt service and $3,348,000 was reserved for credit enhancement pursuant to the terms of agreements entered into by the Company on December 27, 1993, with respect to a $70,000,000 securitization transaction.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Quarter Ended March 31, 1995 Compared to Quarter Ended March 26, 1994


The Company's net income in the first quarter of 1995 was $87,000 or $.02 per share compared to $207,000 or $.04 per share in the first quarter of 1994. This decrease was principally due to a decrease in earned income on leases and notes and an increase in the provision for losses partially offset by lower selling, general and administrative expenses and reduced interest costs.

Earned income on leases and notes for the first quarter of 1995 was $2,944,000 compared to $3,605,000 for the first quarter of 1994. This decline was primarily due to a declining portfolio resulting from a run-off of portfolio assets exceeding the new financings for most of 1994 and the sale of the Canadian portfolio during 1994. The Company's volume of new financing for the first quarter of 1995 was approximately $14,600,000 compared to $4,648,000 in the comparable period in 1994.

The provision for losses in the first quarter of 1995 was $277,000 compared to $156,000 in 1994. This increase was due to the higher volume of new financings added.

Selling, general and administrative expenses for the quarter were $1,480,000 compared to $1,798,000 in 1994. This decrease was due primarily to a significant decrease in Canadian subsidiary operating costs.

Net interest expense for the first quarter of 1995 decreased to $1,044,000 from $1,311,000 for the same period in 1994. This decrease was caused by the elimination of Canadian interest costs in 1995 compared to 1994, and higher debt levels in 1995 at lower interest rates.

The Company's income before income taxes in the first quarter of 1995 was $143,000 compared to $340,000 in 1994, and its effective tax rate remained constant.

The Company continues to increase the amount of new financing assets added to the portfolio for the fifth consecutive quarter. The quarter ended March 31, 1995 was the first quarter in the last five years in which that the net investment in leases and notes increased from the previous quarter end.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                     (cont'd)


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1995, the Company has $8,071,000 in cash and cash equivalents as compared to $8,355,000 at the end of 1994. As described in Note 6 to the Company's consolidated financial statements included in this report on Form 10-Q, $7,413,000 of such cash was restricted pursuant to financing agreements as of March 31, 1995. Cash provided by operating activities was $151,000 for the three months ended March 31, 1995 compared to cash used in operating activities of $1,150,000 in the same period of 1994. Cash used in investing activities was $5,357,000 for the three months ended March 31, 1995 compared to cash provided by investing activities of $7,496,000 for the first quarter of 1994.

As of January 31, 1995, the Company, along with its newly-formed, wholly-owned, special-purpose subsidiary, HPSC Bravo Funding Corp.
("Bravo") completed a $50,000,000 revolving credit facility structured and guaranteed by Capital Markets Assurance Corporation ("CapMAC"). Under the terms of the facility, Bravo, to which the Company has sold and may continue to sell or contribute certain of its portfolio assets, pledges its interest in these assets to a commercial-paper conduit entity. Bravo incurs interest at variable rates in the commercial paper market and enters into interest rate swap agreements to assure fixed rate funding.

Monthly settlements of principal and interest payments are made from the collection of payments on Bravo's transactions. Additional sales to Bravo from HPSC may be made subject to certain covenants regarding Bravo's portfolio performance and borrowing base calculations.

The Company is the servicer of the Bravo portfolio, subject to meeting certain covenants. The required monthly payments of principal and interest to purchasers of the commercial paper are guaranteed by Cap MAC pursuant to the terms of the agreement. Amounts outstanding under this agreement were $9,500,000 at March 31, 1995.

In February 1995, the Company's Revolving Loan Agreement was amended to increase availability to $25 Million. The Company currently has received commitments to increase the availability under an amended and restated agreement to $50 Million subject to finalizing negotiations and documentation. This new agreement would expire at December 31, 1995. In order to finance adequately its anticipated growth, the Company will continue to seek to raise additional capital from bank and non-bank sources in 1995. The Company expects that it will be able to obtain additional capital at competitive rates, but there can be no assurance it will be able to do so.

                                   HPSC, INC.

                           PART II. OTHER INFORMATION

Items 1 through 5 are omitted because they are inapplicable.



Item 6. Exhibits and Reports on Form 8-K

   a)  Exhibits

       10.1  Loan Agreement between Springfield Institution for
             Savings and HPSC, Inc. dated April 13, 1995.

       10.2  Eighth Amendment dated as of April 12, 1995 to
             Revolving Credit Agreement dated as of June 23,
             1994, among HPSC, Inc., The First National Bank of Boston, individually and as agent, and Bank of America Illinois, individually and as co-agent.

       10.3  Ninth Amendment dated as of April 28, 1995, to
             Revolving Credit Agreement dated as of June 23, 1994, among HPSC, Inc., The First National Bank of Boston, individually and as agent, and Bank of America Illinois, individually and as co-agent.

       10.4  Tenth Amendment dated as of May 11, 1995 to
             Revolving Credit Agreement dated as of June 23, 1994, among HPSC, Inc., The First National Bank of Boston, individually and as agent, and Bank of America Illinois, individually and as co-agent.

       27.   Financial Data Schedule.

   b)  Reports on Form 8-K

    During the quarter for which this report is filed, the Company filed with the Commission the following report on Form 8-K.

    The Registrant determined on March 29, 1995 to change its fiscal year from a 52/53 week year (the "Old Fiscal Year") to a calendar year (the "New Fiscal Year"). Since the quarter ending dates for the Old Fiscal Year and the New Fiscal Year coincided for the quarter ended December 31, 1994, there is no stub period and accordingly no report covering the transition period needs to be filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HPSC, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 12, 1995                                      HPSC, INC.
                                                ----------------------------
                                                        (Registrant)


                                            By:  /s/ John W. Everets
                                                ----------------------------
                                                     John W. Everets
                                                     Chief Executive Officer
                                                     Chairman of the Board



                                            By:  /s/ Rene Lefebvre
                                                ----------------------------
                                                     Rene Lefebvre
                                                     Vice President
                                                     Chief Financial Officer