Form 10-Q
period 1995-09-30
HPSC INC
filed 1995-11-14
CIK 718909

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q


(Mark One)

 / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934





For the quarterly period ended           SEPTEMBER 30, 1995
                                 __________________________________

                                       OR

/  /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES  AND EXCHANGE ACT OF 1934





For the transition period from _________________ to __________________

                         Commission file number 0-11618

                                  HPSC, Inc.
______________________________________________________________________
        (Exact name of registrant as specified in its charter)

             Delaware                            04-2560004
_________________________________    __________________________________
 (State or other jurisdiction of      (IRS Employer Identification No.)
  incorporation or organization)





  60 STATE STREET, BOSTON, MASSACHUSETTS                  02109
______________________________________________________________________
 (Address of principal executive offices)               (Zip Code)





Registrant's telephone number, including area code    (617) 720-3600
                                                    __________________




                                   NONE
______________________________________________________________________
     (Former name, former address,and former fiscal year if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days.  YES   _____X_____   NO __________

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:
COMMON STOCK, PAR VALUE $.01 PER SHARE. SHARES OUTSTANDING AT
NOVEMBER 1, 1995, 4,449,530.


                                   HPSC, INC.

                                     INDEX

PART 1  --  FINANCIAL INFORMATION                                  PAGE
      Consolidated Balance Sheets as of September 30, 1995, and
      December 31, 1994........................................      3

      Consolidated Statements of Income for each of the three
      and nine months ended September 30, 1995 and September 24,
      1994.....................................................      4

      Consolidated statements of Cash Flows for each of the
      three and nine months ended September 30, 1995 and
      September 24, 1994 ......................................      5

      Notes to Consolidated Financial Statements...............      6

      Management's Discussion and Analysis of Financial
      Condition and Results of Operations......................    7-8


PART II  --  OTHER INFORMATION

      Signatures...............................................      9

      Exhibits.................................................     10

                                                  HPSC, INC.
                                           CONSOLIDATED BALANCE SHEET
                                     (in thousands, except share amounts)
                                                (unaudited)

                                                   ASSETS
                                                                                 Sept. 30,     December 31,
                                                                                      1995             1994
                                                                              ------------     ------------
CASH AND CASH EQUIVALENTS                                                        $   1,109        $     419
RESTRICTED CASH                                                                      5,590            7,936
INVESTMENT IN LEASES AND NOTES:
 Lease contracts receivable and notes receivable due in installments               126,569          103,531
 Estimated residual value of equipment at end of lease term                          9,284            9,321
 Less unearned income                                                              (22,419)         (16,924)
 Less allowance for losses                                                          (4,601)          (4,595)
 Less security deposits                                                             (3,136)          (2,639)
 Deferred origination costs                                                          3,324            2,499
                                                                              ------------     ------------
     Net investment in leases and notes                                            109,021           91,193
                                                                              ------------     ------------
OTHER ASSETS:
   Deferred expense and other assets                                                 2,741            2,154
   Refundable income taxes                                                              28            1,446
                                                                              ------------     ------------
     TOTAL ASSETS                                                                 $118,489        $ 103,148
                                                                              ============     ============


                                     LIABILITIES AND STOCKHOLDERS' EQUITY

NOTES PAYABLE TO BANKS                                                          $   32,846        $  16,500
NOTES PAYABLE - TREASURY STOCK PURCHASE                                                  0            4,500
ACCOUNTS PAYABLE                                                                     1,978            2,450
ACCRUED INTEREST                                                                       368              293
INCOME TAXES:
   Currently payable                                                                   500               20
   Deferred                                                                          4,089            5,539
SENIOR NOTES                                                                        45,456           41,024
                                                                              ------------     ------------
     TOTAL LIABILITIES                                                           $  85,237        $  70,326
                                                                              ============     ============

STOCKHOLDERS' EQUITY:
   PREFERRED STOCK, $1.00 par value;
      authorized 5,000,000 shares; issued - None                                        --               --
   COMMON STOCK, $.01 par value; 15,000,000 shares authorized;
      issued and outstanding 5,574,712 shares in 1995 and
      5,574,395 shares in 1994                                                          56               56
   TREASURY STOCK (at cost) 1,225,182 shares                                        (5,023)          (5,023)
   Additional paid-in capital                                                       15,916           15,916
   Retained earnings                                                                24,914           24,601
   Cumulative foreign currency translation adjustments                                (545)            (552)
                                                                              ------------     ------------
                                                                                    35,318           34,998
   Less deferred ESOP and  SESOP compensation                                       (2,066)          (2,176)
                                                                              ------------     ------------
   Total Stockholders' Equity                                                       33,252           32,822
                                                                              ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $118,489         $103,148
                                                                              ============     ============

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                              FINANCIAL STATEMENTS.


                                   HPSC, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
        FOR EACH OF THE THREE AND NINE MONTHS ENDED SEPTEMBER  30, 1995
                             AND SEPTEMBER 24, 1994
               (in thousands, except per share and share amounts)
                                  (unaudited)

                                                      THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                  ----------------------------        --------------------------------
                                                  Sept., 30,        Sept., 24,        Sept., 30,            Sept., 24,
                                                        1995              1994              1995                  1994
                                                  ----------        ----------        ----------            ----------
REVENUES:

        Earned Income on Leases and notes          $   3,417         $   2,776         $   9,564             $   9,443
        Provisions for losses                           (336)             (164)             (877)                 (524)
                                                  ----------        ----------        ----------            ----------
        Net Revenues                                   3,081             2,612             8,687                 8,919
                                                  ----------        ----------        ----------            ----------

EXPENSES:
        Selling, general and administrative            1,537             1,705             4,537                 5,237
        Interest, net                                  1,397               792             3,636                 2,998
                                                  ----------        ----------        ----------            ----------
        Total expenses                                 2,934             2,497             8,173                 8,235
                                                  ----------        ----------        ----------            ----------

INCOME BEFORE INCOME TAXES:                              147               115               514                   684
                                                  ----------        ----------        ----------            ----------

PROVISION FOR INCOME TAXES:
        Federal, Foreign and State:
             Current                                     496               699             1,652                 1,957
             Deferred                                   (438)             (654)           (1,450)               (1,689)
                                                  ----------        ----------        ----------            ----------
        TOTAL INCOME TAXES                                58                45               202                   268
                                                  ----------        ----------        ----------            ----------
        NET INCOME                                $       89        $       70         $     312            $      416
                                                  ==========        ==========        ==========            ==========
NET INCOME PER SHARE                              $      .02        $      .01         $     .08            $      .08
                                                  ==========        ==========        ==========            ==========
SHARES USED TO COMPUTE
INCOME PER SHARE                                   3,903,462         4,994,964         3,837,218             4,987,022




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.


                                   HPSC, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
              FOR EACH OF THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                             AND SEPTEMBER 24, 1994
                                 (in thousands)
                                  (unaudited)
                                                                  Sept., 30,            Sept., 24,
                                                                        1995                  1994
                                                                  ----------            ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Income                                               $      312            $     416
         Adjustments to reconcile net income to net
           cash provided by operating activities:
           Depreciation and amortization                                 492                  324
           Deferred income taxes                                      (1,450)              (1,689)
           Provision for losses on lease contracts
           and notes receivable                                          877                  524
           Increase (decrease) in accrued interest                        75               (3,129)
           (Decrease) in accounts payable                               (472)                 (74)
           Increase (decrease) in accrued income taxes                   480                 (211)
           Decrease in refundable income taxes                         1,418                1,481
           (Increase)decrease in other assets                           (309)                 234
                                                                  ----------            ----------
        Cash provided by (used in) operating activities                1,423               (1,702)
                                                                  ----------            ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                            (445)                (528)
        Lease contracts receivable and notes receivable              (23,908)              23,088
        Estimated residual value of equipment                             37                2,772
        Unearned income                                                5,495               (6,245)
        Security deposits                                                497                 (245)
        Deferred origination costs                                      (825)                 576
                                                                  ----------           ----------

        Cash (used in) provided by investing activities              (19,149)              19,418
                                                                  ----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

        Repayment of Senior Notes                                    (16,733)             (72,248)
        Repayments of Subordinated Debt                                  ---              (20,000)
        Repayment of notes payable to banks                              ---               (1,130)
        Repayment of notes payable treasury stock purchase            (4,500)                 ---
        Proceeds from issuance of Senior Notes                        21,165               70,000
        Proceeds from revolving notes payable to banks                16,346                  ---
        Decrease (increase) in restricted cash                         2,346               (9,215)
        Debt issuance costs                                             (325)                (823)
        Contribution to Employee Stock Ownership Plan                    110                   99
        Other                                                              7                 (373)
                                                                  ----------           ----------
        Cash provided by (used in) financing activities               18,416              (33,690)
                                                                  ----------           ----------
Net increase (decrease) in cash and cash equivalents                     690              (15,974)
Cash and cash equivalents at beginning of period                         419               16,600
                                                                  ----------           ----------

Cash and cash equivalents at end of period                         $   1,109           $      626
                                                                  ==========           ==========

Supplemental disclosures of cash flow information

        Interest paid                                              $   3,372           $    5,721
        Income taxes paid                                                688                1,618

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                              FINANCIAL  STATEMENTS.

                                   HPSC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The information presented for the interim periods is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of the Company, are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results to be expected for the full fiscal year. Certain 1994 account balances have been reclassified to conform with 1995 presentation.

2. Interest expense is net of interest income of $84,000 and $113,000 for the three months ended and $319,000 and $267,000 for the nine months ended September 30, 1995 and September 24, 1994, respectively. Included in interest expense is amortization of debt discount of $38,000 for the nine months ended September 24, 1994.

3. The earnings per share computations assume the exercise of stock options under the modified treasury stock method and includes only those shares allocated to participant accounts in the Company's Employee Stock Ownership Plan discussed in Note 5.

4. On September 30, 1995, the Company had $5,590,000 in restricted cash, of which $3,077,000 was reserved for debt service and $2,513,000 was reserved for credit enhancement pursuant to the terms of agreements entered into by the Company on December 27, 1993, with respect to a $70,000,000 securitization transaction.

5. In June, 1995, the Board of Directors authorized and the Company made a contribution of $110,000 to the Employee Stock Ownership Plan (ESOP) for 1994. This contribution had the effect of allocating 31,372 shares of common stock of the Company to qualified participant accounts at the end of 1994. The ESOP holds 240,348 shares that have not yet been funded or allocated to specific participant accounts. There was no allocation of shares from the Supplemental ESOP, which holds 350,000 unallocated shares. The unallocated shares for the ESOP and the Supplemental ESOP have not been included in the earnings-per-share calculations.

6. In connection with the HPSC Bravo Funding Corp. ("Bravo") revolving credit facility, the Company had $20,609,000 of its Senior Notes subject to interest rate swap agreements. Under the structure of the facility, Bravo incurs interest at variable rates in the commercial paper market and enters September 30, 1995, Bravo had five separate swap contracts with the Bank of Boston with a total notional value of $21,085,000.

7. In May 1995, the Company executed a $50,000,000 amended and restated revolving credit agreement with a bank group led by the First National Bank of Boston as Agent Bank. The agreement is secured primarily by customer receivables, expires on December 31, 1995, and contains certain financial and other covenants. At September 30, 1995, the Company had $29,500,000 outstanding under this agreement and was in compliance with the terms and conditions of the agreement.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Quarter Ended September 30, 1995 Compared to Quarter Ended September 24,
1994

The Company's net income for the third quarter of 1995 was $89,000 or $.02 per share compared to $70,000 or $.01 per share for 1994. For the nine months ended September 30, 1995, net income was $312,000 or $.08 per share compared to $416,000 or $.08 per share in 1994. Per share calculations exclude 1,225,182 shares carried as Treasury Stock at September 30, 1995; there were no treasury shares in 1994. For the quarter ended September 30, 1995, the increase in net income resulted from an increase in earned income from leases and notes and lower net selling, general and administrative costs offset by a higher provision for losses and higher interest costs.

Earned income on leases and notes for the third quarter of 1995 was $3,417,000 compared to $2,776,000 in 1994. For the nine months ended September 30, 1995, earned income was $9,564,000 compared to $9,443,000 for the comparable period in 1994. The increase in the third quarter was due primarily to the continuing expansion of the portfolio as compared to the prior year. For the nine month period, the increase in earned income was caused by the sale of the Canadian portfolio in the second quarter of 1994 offset by a slightly larger portfolio of earning assets for the nine-month period in 1995. The Company's volume of new financing for the third quarter of 1995 was $17,843,000 compared to $9,185,000 for the same period in 1994. For the nine month period, new financings were $46,030,000 for 1995 compared to $20,129,000 for 1994.

The provision for losses was $336,000 in the quarter ended September 30, 1995, compared to $164,000 for the comparable period in 1994. For the nine month period in 1995, the provision for losses was $877,000 compared to $524,000 in 1994. These increases are the result of higher levels of new financings in 1995.

Selling, general and administrative expenses for the quarter ended September 30, 1995, were $1,537,000 as compared to $1,705,000 for the comparable period in 1994. For the nine month period in 1995, selling, general and administrative expenses were $4,537,000 as compared to $5,237,000. These decreases were the result of the decrease in Canadian expenses in 1995 and an increase in initial direct cost capitalization due to the higher volume of new financings in 1995 as compared to 1994.

Net interest expense for the third quarter of 1995 was $1,397,000 as compared to $792,000 in the same period of 1994. This increase was due to the higher outstanding debt levels needed to support the increased new financing levels. For the nine month period, interest expense increased to $3,636,000 in 1995 from $2,998,000 in 1994. This increase was the result of higher debt levels in 1995.

The Company's income before income taxes in the third quarter of 1995 was $147,000 compared to $115,000 in 1994. For the nine months ended September 30, 1995, income before income taxes was $514,000 compared to $684,000 in 1994. The effective tax rate remained approximately the same for all periods.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                    (cont'd)


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1995, the Company had $6,699,000 in cash and cash equivalents as compared to $8,355,000 at the end of 1994. As described in
Note 5 to the Company's consolidated financial statements included in this report on Form 10-Q, $5,590,000 of such cash was restricted pursuant to
financing agreements as of September 30, 1995.    Cash provided by operating
activities was $1,423,000 for the nine months ended September 30, 1995, compared to cash used in operating activities of $1,702,000 in the same period of 1994. Cash used in investing activities was $19,149,000 for the nine months ended September 30, 1995 compared to cash provided by investing activities of $19,418,000 in the same period for 1994. This change is due to an increasing portfolio of earning assets in 1995 as compared to a decreasing portfolio in 1994.

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

The Company is the servicer of the Bravo portfolio, subject to meeting certain covenants. The required monthly payments of principal and interest to purchasers of the commercial paper are guaranteed by Cap MAC pursuant to the terms of the agreement. Amounts outstanding under this agreement were $20,609,000 at September 30, 1995.

In May, 1995, the Company executed an Amended and Restated Revolving Loan Agreement increasing availability to $50 million. This new agreement will expire at December 31, 1995. The Company is currently negotiating an amendment to this agreement to extend the term and increase total availability under the agreement. In order to adequately finance its anticipated growth, the Company will continue to seek to raise additional capital from bank and non-bank sources in 1995. The Company expects that it will be able to obtain additional capital at competitive rates, but there can be no assurance it will be able to do so.

                             HPSC, INC.

                    PART II.  OTHER INFORMATION

Items  1 through 5 are omitted because they are inapplicable.

Item 6.  Exhibits and Reports on Form 8-K

         a)  Exhibits:

                 27.  Financial Data Schedule


         b)  Reports on Form 8-K:   There were no reports on Form 8-K filed
                                    during the three months ended
                                    September 30, 1995.





SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HPSC, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November  13, 1995                   HPSC, INC.
                                   ----------------------------------------
                                           (Registrant)


                              By:    /s/    John W. Everets
                                   ----------------------------------------
                                            John W. Everets
                                            Chief Executive  Officer
                                            Chairman of the Board

                              By:   /s/     Rene Lefebvre
                                   ----------------------------------------
                                            Rene Lebebvre
                                            Vice President
                                            Chief Financial Officer