Form 10-K405
period 1995-12-31
HPSC INC
filed 1996-04-01
CIK 718909

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

         /X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For fiscal year ended DECEMBER 31, 1995

                                       or

         / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-11618

                                   HPSC, INC.
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                             04-2560004
       ------------------------------------------------------------------
       (State or other jurisdiction of    (IRS Employer Identification No.)
       incorporation or organization)

        60 STATE STREET, BOSTON, MASSACHUSETTS               02109
       -------------------------------------------------------------------
        (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code  (617) 720-3600

Securities registered pursuant to section 12(b) of the Act:

                                      NONE
                                      ----

Securities registered pursuant to section 12(g) of the Act:

                      COMMON STOCK-PAR VALUE $.01 PER SHARE
                      -------------------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   YES X NO
                                           --

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any other amendment to this Form 10-K.

                                   YES X NO
                                           --

The aggregate market value of the voting stock held by non-affiliates of the registrant was $15,897,314 at February 29, 1996, representing 3,346,803 shares.

The number of shares of common stock, par value $.01 per share, outstanding as of February 29, 1996 was 4,686,530.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1995 (the "1995 Annual Report") are incorporated by reference into Parts I, II and IV of this annual report on Form 10-K.

         The 1995 Annual Report, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" as part of this report on Form 10-K.

                                     PART I

Item 1.  BUSINESS

GENERAL

         HPSC, Inc. (the "Company" or "HPSC") is a financial services company dedicated to providing financing for healthcare professionals. HPSC formerly provided financing exclusively to the dental profession, but in mid-1993 it began to expand into other healthcare markets and through its wholly-owned subsidiary, American Commercial Finance Corporation ("AACFC"), into asset based lending which focuses primarily on accounts receivable and inventory financing.

         The Company's new business volume in 1995 increased substantially compared to 1994 - $68,554,000 versus $32,609,000. In 1993, Healthco
International, Inc. (Healthco), the dental equipment supplier which previously supplied the Company with substantially all of its business, filed for bankruptcy. The bankruptcy of Healthco initially posed several significant challenges to the Company. Management has worked to replace its lost business while at the same time pursuing its plan to diversify into other markets. Within the dental industry the Company continues its efforts to expand its business by capitalizing on its reputation for providing a high level of customer service and innovative and competitive financing programs. Today the Company provides financing for over 500 different dental distributors and healthcare providers. While certain of these vendors provide a substantial amount of business for the Company, the Company is no longer dependent on any single source for its business. The Company is now also providing financing to the ophthalmic, podiatry, veterinary and chiropractic professions.

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

         The Company's principal sources of funding include fixed rate borrowings of varying maturities and a revolving line of credit at variable rates (see Note B of Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition Liquidity and Capital Resources" in the 1995 Annual Report). The Company's income depends, to a significant extent, upon its ability to maintain a satisfactory spread between its cost of borrowings and the rates that it charges its customers. In a rising interest rate environment, the Company's use of variable rate financing could adversely affect its ability to maintain these margins. Competitive pressures and other market conditions could hinder the Company's ability to raise the rates charged to its customers as quickly as its variable rate financing costs rise.

         In July 1995 the Company completed payment for 1,225,182 shares of its Common Stock that it repurchased from certain secured creditors of Healthco ("Secured Creditors") pursuant to a Purchase and Sale Agreement among the Company and the Secured Creditors dated as of November 1, 1994. Healthco had pledged the shares of the Company's Common Stock to secure its obligations to the Secured Creditors. Upon final payment by the Company, the shares were released from the pledge and the Secured Creditors also released the Company from any claims that may arise out of the bankruptcy of Healthco. The Company has retired 1,125,182 of these shares and holds 100,000 of these shares in its treasury.

SEGMENT

         The Company is principally engaged in providing financing to healthcare professionals.

MARKETING AND SOURCES OF SUPPLY

         The Company obtains its customers principally from equipment vendor referral programs and from advertising and direct mail brochures targeted to dentists and other professionals who use equipment in their practices. The vendor referral programs permit the Company to utilize vendors' sales personnel operating from retail distribution centers throughout the United States to generate business for the Company. The Company also sends representatives to major trade conventions.

         The Company advertises its services through industry publications, its own marketing brochures which it distributes and also through direct mail advertising. Existing customers and referrals from existing customers of the Company are also important sources of business.

LEASES AND NOTES RECEIVABLE

         At December 31, 1995 the Company's lease, note receivable and asset based lending portfolio of $140,652,000 consisted of approximately 8,300 accounts and 6,300 customers with a weighted average remaining term of approximately 36 months. Lease and note terms ranged from 12-72 months, with the majority having a 36- or 60-month term. No single customer accounted for more than 1.0% of the Company's total receivables at December 31, 1995.

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

CREDIT REVIEW AND LOSS EXPERIENCE

         The Company conducts a credit review of each prospective customer, using both commercial credit bureaus and its own internal credit procedures. The Company's collection department is responsible for monitoring slow paying accounts and collection activities when the Company determines such action to be appropriate. Slow paying accounts are subject to service charges.

         An analysis of changes in the last three fiscal years in the allowance for uncollectible accounts and other pertinent information follows (in thousands):
==============================================================================================================
                                  Gross        Write Offs
                                Leases and       (Net of          Provision       Delinquent        Allowance
                                  Notes        Recoveries)       for Losses      Installments       for Losses
                                Receivable                                            (1)
- --------------------------------------------------------------------------------------------------------------
December 31, 1995                $140,652         $1,379           $1,296            $2,618           $4,512
- --------------------------------------------------------------------------------------------------------------
December 31, 1994                 103,531(2)       3,056              754             3,496            4,595
- --------------------------------------------------------------------------------------------------------------
December 25, 1993                 126,369         17,423           15,104             4,805            6,897
==============================================================================================================

 (1) An account is considered delinquent when not paid within 30 days of the billing due date.
 (2) Approximately $1,166,000 of this 1994 amount relates to Credident, Inc., the Company's Canadian subsidiary. The Company sold substantially all of the assets of Credident to a third party in June, 1995. (See Note A of the "Notes to Consolidated Financial Statements" in the 1994 Annual Report.)

     For discussion of the provision for losses and allowance for losses, see "Management's Discussion and Analysis of Financial Condition - Results of Operations, Fiscal 1995 Compared to 1994 and Fiscal 1994 Compared to 1993" in the 1995 Annual Report.

FUNDING

         At December 31, 1995 the Company had financing from fixed rate securitizations, variable rate revolving lines of credit, and fixed rate bank loans and asset sales. See Note B of the "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition - Liquidity and Capital Resources" in the 1995 Annual Report.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES AND CONCESSIONS

         The Company does not have any material patents, trademarks, licenses, franchises or concessions.

SEASONALITY

         The Company's business is not seasonal; however, healthcare professionals generally tend to purchase more equipment in the fourth quarter, which may result in a higher volume of equipment purchases to be financed by the Company in that quarter.

WORKING CAPITAL

         The Company does not carry inventory or provide rights of return to its customers. Its working capital requirements relate directly to its volume of financing transactions (see "Business - Credit Review and Loss Expedrience" and "Management's Discussion and Analysis of Financial Condition - Liquidity and Capital Resources" in the 1995 Annual Report).

MATERIAL CUSTOMERS

         No customer or group of related customers accounted for 1.0% or more of fiscal 1995 revenues. No individual supplier of leased equipment accounted for more than 8% of the current year's originations.

RAW MATERIALS

         The Company's business does not depend on raw materials.

BACKLOG

         At December 31, 1995, the Company had a backlog of approximately $35,000,000, consisting of customer applications which have been approved but have not yet resulted in a completed transaction, compared to $25,000,000 at the end of 1994. Not all approved applications will result in financing transactions for the Company.

GOVERNMENT CONTRACTS OR SUB-CONTRACTS

         The Company does not have a material amount of government contracts or subcontracts.

COMPETITION

         The equipment financing business is highly competitive. Participants in the industry compete through vendor/customer service, product innovation, and price. Pricing is affected by each participant's ability to control origination and funding costs, portfolio risk management and operating overhead costs. The Company's ability to compete effectively in this market depends upon: (i) its ability to procure financing on attractive terms; (ii) its knowledge of and experience in its markets; (iii) its flexibility and adaptability in dealing with the special needs of its clients; (iv) its relationships with equipment vendors; (v) its ability to continue to expand its business into areas other than the dental profession and (vi) its ability to manage its portfolio effectively.

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

EMPLOYEES

         At December 31, 1995, the Company and its subsidiaries had 44 full-time employees, including 23 in general and administration and 21 in sales and marketing.

FOREIGN OPERATIONS

         The Company, through its Canadian subsidiary, Credident, Inc., engaged in the financing of dental equipment in Canada. In 1994 the Company sold substantially all of Credident's assets to Newcourt Credit Group, Inc. Credident, Inc. was in substantially the same business as the Company, (see Note A of Notes to Consolidated Financial Statements). The Company has ceased to underwrite any new business in Canada. See "Management's Discussion and Analysis of Financial Condition" in the 1995 Annual Report.

EXPORT SALES

         The Company does not have any export sales.

Item 2.  PROPERTIES

         The Company leases approximately 8,320 square feet of office space at 60 State Street, Boston, Massachusetts from the Trustees of 60 State Street Trust. Approximately 2,431 square feet at 433 South Main Street, West Hartford, Connecticut are leased by its wholly-owned subsidiary, American Commercial Finance Corporation. The Company also rents space as required for its sales locations on a short-term basis. (See Note C of the "Notes to Consolidated Financial Statements" in the 1995 Annual Report.) In March 1996, the Company executed an agreement to lease an additional 3,000 square feet adjacent to the current space at 60 State Street.

Item 3.  LEGAL PROCEEDINGS

         The Company was not subject to any material legal proceedings at December 31, 1995.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1995.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The common stock of HPSC is traded on the NASDAQ National Market System. The high and low sales prices for the common stock as reported by NASDAQ for each quarter in the last two fiscal years, as well as the approximate number of record holders and information with respect to dividend restrictions, are incorporated by reference from page 17 of the 1995 Annual Report.

Item 6.  SELECTED FINANCIAL DATA

         Selected financial data for the five years ended December 31, 1995 is incorporated by reference from page 16 of the 1995 Annual Report.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition of the Company is incorporated by reference from pages 17 through 19 of the 1995 Annual Report.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item together with the Report of Independent Accountants is incorporated by reference from pages 4 through 14 and page 16 of the 1995 Annual Report. (See also the "Financial Statement Schedule" filed under Item 14 of this Form 10-K.)

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following are the directors, nominees for director and executive officers of the Company:

NOMINEES FOR CLASS I DIRECTOR

         Lowell P. Weicker, Jr., age 64, was elected a director in December 1995. Mr. Weicker began his political career in 1962, when he was elected as a member of Connecticut's House of Representatives for Town of Greenwich. He served three terms. Mr. Weicker served concurrently as First Selectman of Greenwich from 1964 to 1968. He was elected to the U.S. Congress from Connecticut's 4th District in 1968. He was subsequently elected to the United States Senate in 1970, 1976 and 1982. Mr. Weicker served in the U. S. Senate until January 1989. In January 1991, Mr. Weicker was elected Governor of Connecticut, a position which he held until January 1995. Mr. Weicker has been associated with the firm of Dresing, Lierman, Weicker since 1995.
Dresing, Lierman, Weicker provides a variety of health care related services.



         Thomas M. McDougal, D.D.S., age 56, was elected a director of HPSC in 1991. He has been a practicing dentist for approximately 30 years. He is active in national, state and local dental organizations and has lectured extensively throughout the United States. He is a past President of the Dallas County Dental Society and is past Chairman of its Continuing Education Committee and its Banking, Nominating and Patient Relations Committee.

MEMBERS OF THE BOARD OF DIRECTORS CONTINUING IN OFFICE

         CLASS II DIRECTORS (TERM EXPIRES AT THE 1997 ANNUAL MEETING)

         Joseph A. Biernat, age 68, became a director of HPSC in December 1993. Since his retirement in 1987, Mr. Biernat has served as a consultant for several investment management firms. From 1965 until 1987, he was employed with United Technologies Corporation, most recently as Senior Vice President -- Treasurer, and prior thereto as President, Treasurer and Chief Financial Officer of Philco-Ford Finance Corporation. He is also a director of The Hartford Insurance Company Mutual Funds and previously has been a director of several financial and civic organizations.

         Raymond R. Doherty, age 50, has been President of HPSC since December 1989 and Chief Operating Officer of HPSC since August 1993. He was Treasurer of HPSC from December 1988 until May 1994. He was elected a director of HPSC in June 1991. Mr. Doherty previously served as Chairman and Chief Executive Officer of HPSC from October 1992 until July 1993, Chief Operating Officer of HPSC from December 1989 to October 1992, and Chief Financial Officer of HPSC from December 1988 to October 1992. He was Assistant Treasurer of HPSC from June 1986 to December 1988. He was Vice President and Chief Operating Officer of Healthco International, Inc., a company engaged in sales of dental equipment and formerly affiliated with the Company, from October 1992 until August 1993. He was the Senior Vice President of Finance and Operational Controls of Healthco International, Inc. from January 1986 to October 1992.

         Samuel P. Cooley, age 64, became a director of HPSC in December 1993. From 1955 until his retirement at the end of 1993, Mr. Cooley was employed with Shawmut Bank Connecticut, N.A., and its predecessors and affiliates, including Hartford National Bank and Connecticut National Bank. His most recent position was Executive Vice President and Senior Credit Approval Officer. Mr. Cooley is also a director of Lydall, Inc. and the Connecticut Health and Education Facilities Authority and serves as a director or trustee of numerous nonprofit organizations in Connecticut.

         CLASS III DIRECTORS (TERM EXPIRES AT THE 1998 ANNUAL MEETING)

         John W. Everets, age 49, has been Chairman of the Board and Chief Executive Officer of HPSC since July 1993 and has been a director of HPSC since 1983. He was Chairman of the Board and Chief Executive Officer of T.O. Richardson Co., Inc., a financial services company, from January 1990 until July 1993. Previously he was Executive Vice President of Advest, Inc., an investment banking firm, from 1977 to January 1990. Mr. Everets also served as Chairman of the Board of Billings and Co., Inc., a real estate investment banking firm, and Chairman of Advest Credit Corp., both subsidiaries of Advest Group, Inc. Mr. Everets formerly was Vice Chairman of the Connecticut Development Authority and Chairman of the Loan Committee of the Connecticut Development Authority. Mr. Everets is also a director of Dairy Mart Convenience Stores, Inc., Crown/Northcorp, and the Eastern Company.

         Dollie A. Cole, age 65, a director of HPSC since 1991, has been involved for many years in the leadership of several business, charitable and civic organizations. She serves as Chairman of the Dollie Cole Corporation, a venture capital and industrial consulting firm. For seven years Ms. Cole was an owner and board member of Checker Motors and Checker Taxi until selling her interest in 1988. Ms. Cole was also Senior Editor of Curtis Publishing until 1977, and was director of Public Relations for Magnetic Video and Twentieth Century Fox Video until 1985. She serves as a consultant to the Solar and Electric 500 Company based in Phoenix, Arizona, and to Separation Dynamics, an international company involved in the energy and manufacturing industries. In addition to these business activities, Ms. Cole serves on the boards of Project Hope -- the World Health Organization, the National Captioning Institute for the Hearing Impaired, the Smithsonian Institution and on the National Academy of Science -- President's Circle Board.

         J. Kermit Birchfield, age 56, became a director of HPSC in December 1993. He currently serves as a consultant for various businesses. From 1990 until 1994, Mr. Birchfield served as Senior Vice President, Secretary, and General Counsel with M/A-COM, Inc., a publicly-held manufacturer of semiconductors and communications equipment based in Wakefield, Massachusetts. Before joining M/A-COM, he was Senior Vice President for Legal and Governmental Affairs and General Counsel for the Georgia Pacific Corporation. Mr. Birchfield is also a Managing Director of Century Partners, Incorporated, a privately-held investment and operating company, of Darien, Connecticut. He is also a director of Intermountain Industries Inc. and its wholly-owned subsidiary, Intermountain Gas Company, a public utility and Dairy Mart Convenience Stores, Inc.

OTHER EXECUTIVE OFFICERS

         Rene Lefebvre, age 49, has been Chief Financial Officer, Vice President of Finance and Treasurer of HPSC since May 1994. From June 1993 until May 1994, he was Chief Financial Officer of NETTS, Inc., a vocational training institution. He was an independent financial services consultant from February 1992 through May 1993. He served as interim Chief Financial Officer of the Business Funding Group from June through November of 1991. From September 1982 until March 1991, Mr. Lefebvre was Chief Financial Officer of Eaton Financial Corporation, a subsidiary of AT&T Capital Corporation.

Item 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The Summary Compensation Table shows all compensation paid to the Chief
Executive Officer and the other current executive officers for services rendered in all capacities during the past three years. HPSC has three current executive officers.

                           SUMMARY COMPENSATION TABLE
                                                     Annual Compensation                        Long Term Compensation
                                                     -------------------                        ----------------------
                                                                                       Restricted
                                                                                         Stock       Securities     All Other
                                                                      Other Annual       Awards      Underlying    Compensation
NAME AND PRINCIPAL POSITION           YEAR     SALARY       Bonus     Compensation       ------        Options     ------------
- ---------------------------           ----     ------       -----     ------------       (1)(2)        -------         (3)

John W. Everets (4) ...............   1995    $210,000    $  -0-      $    -0-          $809,375        -0-          $18,959
     Chief Executive Officer and      1994     210,000     125,000     96,636 (5)          -0-          -0-           15,904
     Chairman of the Board            1993     110,719       -0-       11,054 (6)          -0-        175,000          1,135

Raymond R. Doherty (7) ............   1995     190,000       -0-           -0-           393,750        -0-           18,606
     President, Chief Operating       1994     190,000      75,000         -0-             -0-          -0-           22,885
     Officer and Director             1993     112,856       -0-        5,095 (8)          -0-         90,000          2,404

Rene Lefebvre (9) .................   1995     125,000       -0-           -0-           109,375        -0-           10,905
     Chief Financial Officer,         1994      78,731      15,000         -0-             -0-         30,000          1,790
     Vice President of Finance
     and Treasurer

- --------------
(1) At the Annual Meeting held May 11, 1995, the stockholders approved the Company's 1995 Stock Incentive Plan (the "1995 Stock Plan"). The 1995 Stock Plan provides for the issuance of up to 550,000 options and/or grants of shares of restricted stock to key employees and non-employee directors. The 1995 Stock Plan is administered by the Compensation Committee of the Board of Directors. Upon the recommendation of the Compensation Committee , the Board of Directors has adopted an amendment to the 1995 Plan to provide service requirements for participation in the 1995 Stock Plan in addition to the performance conditions which were contained in the 1995 Stock Plan as adopted.

    The 1995 Stock Plan, as amended (the "Amended 1995 Stock Plan") provides that shares of restricted stock granted under the Amended 1995 Stock Plan shall vest for participants when (i) certain performance conditions are met (50% vest if and when during the five-year period from the date of grant (the "Performance Period") the closing price of a share of the Company's Common Stock, as reported on the NASDAQ National Market System for a consecutive ten-day period, equals or exceeds 134.175% of the closing price on the grant date (the "Partial Performance Condition"), and the remaining 50% vest if and when during the Performance Period the closing price of a share of the Company's Common Stock, as reported on the NASDAQ National Market System for a consecutive ten-day period, equals or exceeds 168.35% of the closing price on the grant date (the "Full Performance Condition") and
    (ii) the holder of the restricted stock has completed five (5) years of continuous service from the grant date.

    The Partial Performance Condition for the shares of restricted stock granted to Messrs. Everets, Doherty and Lefebvre in 1995 is $5.90 per share and the Full Performance Condition is $7.37 per share. Upon a change of control of the Company, all awards granted prior to such date become fully vested. Upon the termination of a participant's employment by the Company without cause or by reason of death or disability during the Performance Period, any awards for which the Partial Performance Condition or the Full Performance Condition shall have been satisfied no later than four monts after the date of such termination of employment shall become fully vested.


(2) The amounts reported in this column represent the market price of the stock awarded under the Amended 1995 Stock Plan on the grant date without diminution in value attributable to the restrictions on such stock. The aggregate non-vested restricted stock holdings at the end of fiscal 1995 were as follows: for Mr. Everets - 185,000 shares (the value of these shares at fiscal year end equaled $878,750, which is 108.6% of the value at the grant date); for Mr. Doherty - 90,000 shares (the value at fiscal year end for these shares equaled $427,500, which is 108.6% of the value at the grant date); and for Mr. Lefebvre, 25,000 shares (the value at year end equaled $118,750, which is 108.6% of the value at the grant date). Dividends on stock awards will be paid at the same rate as dividends, if any, are paid to all shareholders.

(3) Includes term life insurance premiums paid by the Company and Company contributions to the individual's 401(k) retirement plan account, respectively, in the following amounts for the fiscal year ended December 31, 1995: Mr. Everets, $3,240 and $4,049; Mr. Doherty, $3,240 and $3,696;
    and Mr. Lefebvre, $810 and $2,500. Also includes the value of shares of Common Stock in the Company's ESOP allocated to participants in the fiscal year ended December 31, 1995 (for services rendered during the previous fiscal year) in the following amounts: Mr. Everets, $11,670; Mr. Doherty, $11,670; and Mr. Lefebvre, $7,595. The value of the allocated ESOP shares was calculated by using the year-end closing price of $4.75 per share for fiscal 1995. The Company has not allocated shares of Common Stock to participants in its ESOP for services rendered during the fiscal year ended December 31, 1995 as of the date of this Proxy Statement.

(4) Mr. Everets' employment with the Company commenced in July 1993. His compensation is governed by an employment agreement dated July 19, 1993. See "Employment Agreements" below.

(5) Includes relocation and temporary living expenses of $81,806 paid in fiscal 1994 in connection with Mr. Everets' relocation to the Boston area.

(6) Includes relocation and temporary living expenses of $9,794 paid in fiscal 1993 in connection with Mr. Everets' relocation to the Boston area.

(7) Mr. Doherty's compensation is governed by an employment agreement dated August 2, 1993. See "Employment Agreements" below.

(8) Includes $3,835 paid by the Company for an automobile for Mr. Doherty.

(9) Mr. Lefebvre's employment with the Company commenced in May 1994. His compensation is governed by an employment agreement dated April 6, 1994. See "Employment Agreements" below.

OPTION GRANTS IN LAST FISCAL YEAR

         The Company made no option or SAR grants to its executive officers in its last fiscal year.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

         The following table provides information regarding the exercise of stock options by the Company's executive officers during fiscal 1995 and the value of unexercised "in-the-money" options at year-end. The columns showing the number of options exercised during fiscal 1995 and the value realized thereby have been omitted because none of the executive officers exercised any options during fiscal 1995.

             AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUES
                                     NUMBER OF UNEXERCISED                 VALUE OF UNEXERCISED
                                        OPTIONS AT 1995                    IN-THE-MONEY OPTIONS
                                        FISCAL YEAR-END                   AT 1995 FISCAL YEAR-END
            NAME                   EXERCISABLE/UNEXERCISABLE           EXERCISABLE/UNEXERCISABLE (1)
- ----------------------------------------------------------------------------------------------------------
John W. Everets .............           165,000/10,000                       $341,250/$15,000

Raymond R. Doherty...........           107,000/43,000                       $194,250/$87,000

Rene Lefebvre ...............            12,000/18,000                        $42,750/$64,125

- --------------

(1) An "in-the-money" option is an option for which the option price of the underlying stock is less than the December 31, 1995 market price ($4.75 per share); the value shown reflects stock price appreciation since the date of grant of the option.

EMPLOYMENT AGREEMENTS

John W. Everets and Raymond R. Doherty

         On July 19, 1993, the Company entered into an employment agreement with each of John W. Everets and Raymond R. Doherty. The Company agreed to pay a base annual salary of $210,000 to Mr. Everets and $190,000 to Mr. Doherty as well as a bonus of up to 100% of base salary to each individual under an incentive plan developed by the Compensation Committee of the Board in consultation with management and approved by the full Board of Directors. The Company also granted options for 150,000 shares of Common Stock to Mr. Everets and 90,000 shares of Common Stock to Mr. Doherty, each at a price of $2.625 per share, which was the fair market value of a share of Common Stock on the date of grant. The Company also agreed to pay Mr. Everets' reasonable expenses incurred in his relocation to Boston, up to $50,000 on an after-tax basis.

         Each employment agreement has a three-year term and thereafter will automatically renew from year to year unless either party to such agreement gives notice of intention to terminate the agreement six months in advance of any anniversary. Either party to each employment agreement may terminate it at any time for any reason. In the event of decision not to renew by either party or a termination by the Company which is not "for cause" with respect to either Mr. Everets or Mr. Doherty (or, in the case of Mr. Everets, in the event of termination by Mr. Everets), the Company will pay the employee his base monthly pay plus his maximum monthly bonus for the next 12 months. Upon a termination by the Company which is not "for cause," all of Mr. Everets' stock options will fully vest. Each employee agrees not to compete with the business of the Company while receiving termination payments and to maintain in confidence all of the Company's confidential information.

         If, within three years after a "change of control" of the Company (as defined in each agreement), either the Company terminates Mr. Everets or Mr. Doherty other than "for cause" or the employee terminates his employment due to a "change in employment" (as defined in each agreement), the Company will pay the employee his base monthly pay plus the maximum monthly bonus for 24 months; the non-compete provisions will no longer apply; the employee's stock options will fully vest; and normal employee benefits will continue for 12 months. If, within three years after a "change of control", the employee terminates his employment for any reason other than a "change in employment," the Company will pay the employee his base monthly pay plus the maximum monthly bonus and normal employee benefits for 12 months.

Rene Lefebvre

         During April 1994, the Company entered into an employment agreement with Rene Lefebvre for employment commencing in May 1994. The Company agreed to pay Mr. Lefebvre a base annual salary of $125,000 as well as a bonus of up to 50% of base salary at the discretion of the Chief Executive Officer and subject to approval of the Compensation Committee of the Board. The Company also granted to Mr. Lefebvre options for 30,000 shares of Common Stock at a price of $3.5625 per share, which was the fair market value of a share of Common Stock on the date of grant.

         The employment agreement has a three-year term and thereafter will automatically renew from year to year unless either party to such agreement gives notice of intention to terminate the agreement 60 days in advance of any anniversary. Either party to Mr. Lefebvre's employment agreement may terminate it at any time for any reason. The Company is obligated to pay Mr. Lefebvre's salary for three months after termination, if it does not renew the agreement, and for six months after termination, if it otherwise terminates his employment without cause. Mr. Lefebvre has agreed not to compete with the business of the Company while receiving severance payments and to maintain in confidence all of the Company's confidential information.

         In the event of a "change of control" of the Company (as defined in his agreement), Mr. Lefebvre's stock options will fully vest.

COMPENSATION OF DIRECTORS

         The Company pays each non-employee director a fee of $5,000 per annum plus $2,500 per annum for each committee of the Board on which he or she serves and $500 for each meeting attended. In addition, the Company reimburses directors for their travel expenses incurred in attending meetings of the Board or its committees. Pursuant to the 1995 Stock Plan, each non-employee continuing director is granted 1,000 non-qualified stock options on the day of each Annual Meeting of Stockholders during the term of such Plan.

         Mr. Weicker received a non-qualified option grant exercisable for 4,000 shares of Common Stock at $4.75 per share, the fair market value of Common Stock on the date of grant, at the time that he joined the Board of Directors.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SHARE OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information, as of March 25,
1996, with respect to the beneficial ownership of the Company's Common Stock by those persons known by the Company to own beneficially more than five percent
(5%) of the Company's outstanding shares of Common Stock as of the record date and by each of the Company's directors and its executive officers individually, and by all of the Company's directors and executive officers as a group. The information in the table and in the related notes has been furnished by or on behalf of the indicated owners. Unless otherwise noted, HPSC believes the persons referred to in this table have sole voting and investment power with respect to the shares listed in this table. The percentage owned is calculated with respect to each person by treating shares issuable to such person within 60 days of the record date as outstanding, in accordance with rules of the
Securities and Exchange Commission ("SEC").
                                                               Amount and Nature
                                                                 of Beneficial
                                                               Ownership of HPSC               % OF
   Name (and Address of Owner of More than 5%)                 Common Stock(1)(2)              CLASS
- ----------------------------------------------------------     ------------------              -----
Dimensional Fund Advisors, Inc............................         354,400(3)                   7.56%
     1299 Ocean Avenue, 11th Floor
     Santa Monica, CA 90401

Fidelity Management and Research Corporation                       352,500(4)                   7.52%
     82 Devonshire Street
     Boston, MA 02109-3605

Tweedy, Browne Company, L.P...............................         433,285(5)                   9.25%
     52 Vanderbilt Avenue
     New York, NY 10017

John W. Everets and Raymond R. Doherty                             300,000(6)                   6.40%
  as Trustees of the HPSC, Inc.
  Employee Stock Ownership Plan
     60 State Street, 35th Floor
     Boston, MA 02109-1803

John W. Everets and Raymond R. Doherty                             350,000(7)                   7.47%
  as Trustees of the HPSC, Inc.
  Supplemental Employee Stock
  Ownership Plan and Trust
     60 State Street, 35th Floor
     Boston, MA 02109-1803

John W. Everets...........................................         455,414(8)(9)(10)(11)        9.38%
      60 State Street, 35th Floor
      Boston, MA 02109-1803

Joseph A. Biernat.........................................           7,000                         *

J. Kermit Birchfield......................................          37,667(12)                     *

Dollie A. Cole............................................          36,500                         *

Samuel P. Cooley..........................................           8,000                         *

Raymond R. Doherty........................................         220,214(8)(9)(11)            4.59%

Rene Lefebvre.............................................          59,599(9)(11)               1.27%

Thomas M. McDougal........................................          21,000                         *

Lowell P. Weicker, Jr.....................................           4,000                         *

All Directors and Executive Officers as a group (9 persons)        849,394(11)                 16.80%

- ----------
* Percent of class less than 1%.

(Notes continued on following page.)

(1) Includes shares of the Company's Common Stock which the named security holder has the right to acquire within 60 days of the record date through the exercise of options granted by the Company to the named individuals or group as follows: Messrs. Biernat, Birchfield and Cooley, 7,000 shares each; Ms. Cole and Dr. McDougal, 21,000 shares each; Mr. Weicker, 4,000 shares, Mr. Everets, 170,000 shares; Mr. Doherty, 114,000 shares; Mr. Lefebvre, 18,000 shares; and such group, 369,000 shares.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          (cont'd)

SHARE OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT  (CONT'D)

 (2) Includes allocated shares under the HPSC, Inc. Employee Stock Ownership Plan (the "ESOP") of 4,714 for Mr. Everets, 6,711 for Mr. Doherty, 1,599 for Mr. Lefebvre and 13,024 for all executive officers and directors as a group.

 (3) Dimensional Fund Advisors, Inc. ("Dimensional") has filed an Amendment No. 5 to Schedule 13G with the SEC reporting that it is a registered investment adviser and is deemed to have beneficial ownership of 354,400 shares of Common Stock of the Company as of December 31, 1995, all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional serves as investment manager. Dimensional disclaims beneficial ownership of all such shares.

 (4) Fidelity Management and Research Corporation ("FMRC") filed a Form 13G with the SEC for the year ended December 31, 1995 reporting that it has investment discretion with respect to 352,500 shares of Common Stock of the Company. FMRC reports that it has no voting authority with respect to such shares.

 (5) Tweedy, Browne Company L.P. ("TBC"), TBK Partners, L.P. ("TBK") and Vanderbilt Partners, L.P. ("Vanderbilt") filed an Amendment No. 4 to their Form 13Ds on October 28, 1995 with the Securities and Exchange Commission. TBC is the beneficial owner of 408,285 shares of the Company's Common Stock. TBK owns directly 15,000 shares. Vanderbilt owns directly 10,000 shares. The aggregate number of shares of the Company's Common Stock of which TBC, TBK and Vanderbilt could be deemed to be beneficial owners is 433,285. TBC has investment discretion with respect to 408,285 shares and sole power to dispose or direct the disposition of all of such shares. TBC has shared power to vote or direct the vote of 350,285 shares. TBK has the sole power to vote or direct the voting of and to dispose or direct the disposition of the TBK shares. Vanderbilt has the sole power to vote or direct the voting of and dispose or direct the disposition of the Vanderbilt shares. The general partners of TBC and Vanderbilt are Christopher H. Browne, William H. Browne and John D. Spears. The general partners of TBK are Christopher H. Browne, William H. Browne, Thomas P. Knapp and John D. Spears. The general partners of TBC, by reason of their positions as such, may be deemed to have shared power to dispose of or to direct the disposition of 408,285 shares and shared power to vote or to direct the vote of 350,285 shares. Each of the general partners of TBK and Vanderbilt, by reason of his position as such, may be deemed to have shared power to vote or direct the vote of and to dispose or direct the disposition of the 15,000 shares held by TBK and the 10,000 shares held by Vanderbilt, respectively.

 (6) 59,652 of these shares have been allocated to the accounts of ESOP participants and 240,348 shares are unallocated. Messrs. Doherty and Everets disclaim beneficial ownership of all such shares, other than the shares allocated to their respective ESOP accounts listed in Note (2) above.

 (7) None of the 350,000 shares have been allocated to the accounts of participants in the HPSC, Inc. Supplemental Employee Stock Ownership Plan and Trust (the "SESOP"). Messrs. Doherty and Everets disclaim beneficial ownership of all such shares.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          (cont'd)

SHARE OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT  (CONT'D)

(8) Excludes the 300,000 shares held in the ESOP for the benefit of the employee participants (other than the shares allocated to the respective ESOP accounts of Messrs. Doherty and Everets listed in Note (2) above) and the 350,000 shares held in the SESOP for the benefit of the employee participants. Although Messrs. Doherty and Everets are the trustees of both the ESOP and SESOP and accordingly share voting power with respect to all unallocated shares and share dispositive power with respect to all shares in the ESOP and the SESOP, they disclaim beneficial ownership of all such shares, other than the shares allocated to their respective ESOP accounts listed in Note (2) above.

(9) Includes 26,133 shares, 10,000 shares and 10,000 shares, respectively, for Messrs. Everets, Doherty and Lefebvre, purchased under the Stock Loan Program described in "EXECUTIVE COMPENSATION -- Stock Loan Program." All such shares are pledged to the Company pursuant to such Program.

(10) Includes 100 shares held by Mr. Everets' son, A. Hale W. Everets. Mr. Everets disclaims beneficial ownership of such shares.

(11) Includes 185,000, 90,000 and 25,000 restricted shares granted to Messrs. Everets, Doherty and Lefebvre on May 12, 1995, as described under the Summary Compensation Table.

(12) Includes 3,000 shares held by Mr. Birchfield's spouse. Mr. Birchfield disclaims beneficial ownership of such shares.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

STOCK LOAN PROGRAM

         On January 5, 1995 the Compensation Committee approved a Stock Loan Program whereby executive officers and other senior personnel of the Company earning more than $80,000 per year may borrow from the Company an amount equal to the cost of purchasing two shares of Common Stock, solely for the purpose of acquiring such stock, for each share of Common Stock purchased by the employee from sources other than Company funds. Such borrowings may not exceed $200,000 in any fiscal quarter of the Company, $200,000 per employee or $400,000 during the term of the loan program for all employees. All shares purchased with such loans are pledged to the Company as collateral for repayment of the loans. The loans are recourse, bear interest at a variable rate which is one-half of one percent above the Company's cost of funds, payable monthly in arrears, and are payable as to principal no later than five (5) years after the date of the loan. As of the date of this proxy statement, the Company has loans outstanding to executive officers in the following amounts secured by the number of shares listed: Mr. Everets, $98,000, secured by 26,133 shares; Mr. Doherty, $37,500, secured by 10,000 shares; and Mr. Lefebvre, $37,500, secured by 10,000 shares.

REPURCHASE OF SHARES FORMERLY HELD BY HEALTHCO INTERNATIONAL, INC.

         In July 1995 the Company completed payment for 1,225,182 shares of the Company's Common Stock which it repurchased from certain secured creditors of Healthco International, Inc. ("Healthco"), which was formerly the largest shareholder of the Company and which declared bankruptcy in June 1993, pursuant to a Purchase and Sale Agreement between the Company and the Healthco secured creditors, dated as of November 1, 1994. Healthco had pledged the shares of the Company's Common Stock to secure its obligations to the secured creditors. The shares were released from the pledge agreement upon the Company's completion of the payment. The secured creditors also released the Company from any claims that may arise out of the bankruptcy of Healthco, effective upon payment by the Company for the shares. The Company has retired 1,125,182 of these shares and holds 100,000 of these shares in its treasury.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

                                                                                Page Number In
(a) 1. Financial Statements                                                      Annual Report
       --------------------                                                      -------------

         Incorporated by reference from the Company's
         Annual Report to Stockholders for the fiscal year ended December 31, 1995:

         Report of Independent Accountants

                  Consolidated Balance Sheets at December 31,
                  1995 and December 31, 1994                                             4

                  Consolidated Statements of Income for each
                  of the three years in the period ended
                  December 31, 1995                                                      5

                  Consolidated Statements of Changes in Stock-
                  holders' Equity for each of the three years in
                  the period ended December 31, 1995                                     6

                  Consolidated Statements of Cash Flows for
                  each of the three years in the period ended
                  December 31, 1995                                                      7

                  Notes to Consolidated Financial Statements                          8-13


                                                                                Page Number in
(a) 2.  Financial Statement Schedule                                               Form 10-K
        ----------------------------                                               ---------

         Included in Part IV of this report:
         Schedule II - Valuation and Qualifying
         Accounts for each of the three years in
         the period ended December 31, 1995                                             21

LOCATION OF DOCUMENTS PERTAINING TO EXECUTIVE COMPENSATION PLANS AND
ARRANGEMENTS
                                                 Item in
        Name of Document                       this Report              Cross Reference
        ----------------                       -----------              ---------------
   1.   HPSC, Inc. Stock Option                   10.2                  Incorporated by reference to Exhibit
        Plan dated March 5, 1986                                        10.6 to HPSC's Annual Report on Form
                                                                        10-K for the fiscal year ended
                                                                        December 30, 1989

   2.   Employment Agreement                      10.4                  Incorporated by reference to Exhibit
        between the Company and                                         10.1 to HPSC's Quarterly Report on
        John W. Everets, dated                                          Form 10-Q for the quarter ended
        July 19, 1993                                                   September 25, 1993

   3.   Employment Agreement                      10.5                  Incorporated by reference to Exhibit
        between the Company and                                         10.2 to HPSC's Quarterly Report on
        Raymond R. Doherty dated                                        Form 10-Q for the quarter ended
        as of August 2, 1993                                            September 25, 1993

   4.   HPSC, Inc. Employee Stock                 10.9                  Incorporated by reference to Exhibit
        Ownership Plan Agreement                                        10.9 to  HPSC's Annual Report on
        dated December 22, 1993                                         Form 10-K for the fiscal year ended
        between HPSC, Inc. and John                                     December 25, 1993
        Everets and Raymond
        Doherty, as trustees

   5.   HPSC, Inc. 401 (k) Plan dated             10.15                 Incorporated by reference to Exhibit
        February, 1993 between                                          10.15 to HPSC's Annual Report on
        HPSC, Inc. and Metropolitan                                     Form 10-K for the fiscal year ended
        Life Insurance Company                                          December 25, 1993

   6.   First Amendment effective                 10.10                 Incorporated by reference to Exhibit
        January 1, 1993 to HPSC, Inc.                                   10.2 to HPSC's Quarterly Report on
        Employee Stock Ownership                                        Form 10-Q for the quarter ended
        Plan                                                            June 25, 1994

   7.   Second Amendment effective                10.11                 Incorporated by reference to Exhibit
        January 1, 1994 to HPSC,                                        10.11 to HPSC's Annual Report on
        Inc., Employee Stock                                            Form 10-K for the fiscal year ended
        Ownership Plan                                                  December 31, 1994

   8.   Third Amendment effective                 10.12                 Incorporated by reference to Exhibit
        January 1, 1993 to HPSC, Inc.                                   10.12 to HPSC's Annual Report on
        Employee Stock Ownership                                        Form 10-K for the fiscal year ended
        Plan                                                            December 31, 1994

   9.   HPSC, Inc. Supplemental                   10.13                 Incorporated by reference to Exhibit
        Employee Stock Ownership                                        10.3 to HPSC's Quarterly Report on
        Plan and Trust dated July 25,                                   Form 10-Q for the quarter ended June
        1994                                                            25, 1994

  10.   HPSC, Inc. 1994 Stock Plan
        dated as of March 23, 1994
        and related forms of                      10.14                 Incorporated by reference to Exhibit
        Nonqualified Option Grant                                       10.4 to HPSC's Quarterly Report on
        and Option Exercise Form                                        Form 10-Q for the quarter ended June
                                                                        25, 1994

LOCATION OF DOCUMENTS PERTAINING TO EXECUTIVE COMPENSATION PLANS AND
ARRANGEMENTS (cont'd)
                                                 Item in
        Name of Document                       this Report              Cross Reference
        ----------------                       -----------              ---------------
  11.   Employment Agreement                      10.8                  Incorporated by reference to Exhibit
        between HPSC, Inc. and Rene                                     10.5 to HPSC's Quarterly Report on
        Lefebvre dated April 6, 1994                                    Form 10-Q for the quarter ended June
                                                                        25, 1994

  12.   Amendment dated as of May                 10.6                  Incorporated by reference to Exhibit
        25, 1994 to Employment                                          10.6 to HPSC's Quarterly Report on
        Agreement between HPSC,                                         Form 10-Q for the quarter ended June
        Inc. and John W. Everets                                        25, 1994

  13.   Amendment dated as of May                 10.7                  Incorporated by reference to Exhibit
        25, 1994 to Employment                                          10.7 to HPSC's Quarterly Report on
        Agreement between HPSC,                                         Form 10-Q for the quarter ended June
        Inc. and Raymond R. Doherty                                     25, 1994

  14.   Amended and Restated                      10.29                 File herewith.
        HPSC, Inc. 1995 Stock
        Incentive Plan

  15.   Stock Option grant to Lowell              10.30                 Filed herewith.
        P. Weicker effective
        December 7, 1995

 (a) 3  EXHIBITS
   Exhibit
   -------
     No.                           Title                                         Method of Filing
     ---                           -----                                         ----------------
     3.1                   Restated Certificate of                         Filed herewith
                           Incorporation of HPSC, Inc.

     3.2                   Certificate of Amendment to                     Filed herewith
                           Restated Certificate of
                           Incorporation of HPSC, Inc. filed
                           in Delaware on September 14,
                           1987

     3.3                   Certificate of Amendment to                     Filed herewith
                           Restated Certificate of
                           Incorporation of HPSC, Inc. filed
                           in Delaware on May 22, 1995

     3.4                   Amended and Restated By-Laws                    Filed herewith

     4.1                   Rights Agreement dated as of                    Incorporated by reference to
                           August 3, 1993 between the                      Exhibit 4 to HPSC's Amendment
                           Company and The First National                  No. 1 to its Current Report on
                           Bank of Boston, N.A., including                 Form 8-K filed August 11, 1993.
                           as Exhibit B thereto the form of
                           Rights Certificate

     10.1                  Lease dated as of March 8,                      Incorporated by reference to
                           1994 between the Trustees of                    Exhibit 10.1 to HPSC's Annual
                           60 State Street Trust and                       Report on Form 10-K for the
                           HPSC, Inc., dated September                     fiscal year ended December 31,
                           10, 1970 and relating to the                    1994
                           principal executive offices of
                           HPSC, Inc. at 60 State Street,
                           Boston, Massachusetts

     10.2                  HPSC, Inc. Stock Option Plan,                   Incorporated by reference to
                           dated March 5, 1986                             Exhibit 10.6 to HPSC's Annual
                                                                           Report on Form 10-K for the
                                                                           fiscal year ended December 30,
                                                                           1989

     10.3                  Employment Agreement                             Incorporated by reference to
                           between the Company and                          Exhibit 10.1 to HPSC's Quarterly
                           John W. Everets, dated                           Report on Form 10-Q for the
                           July 19, 1993                                    quarter ended September 25,
                                                                            1993

     10.4                  Employment Agreement                             Incorporated by reference to
                           between the Company and                          Exhibit 10.2 to HPSC's Quarterly
                           Raymond R. Doherty dated                         Report on Form 10-Q for the
                           as of August 2, 1993                             quarter ended September 25,
                                                                            1993

     10.5                  Amendment dated as of May 25,                    Incorporated by reference to
                           1994 to Employment Agreement                     Exhibit 10.6 to HPSC's Quarterly
                           between HPSC, Inc. and                           Report on Form 10-Q for the

                           John W. Everets                                  quarter ended June 25, 1994

     10.6                  Amendment dated as of May 25,                    Incorporated by reference to
                           1994 to Employment Agreement                     Exhibit 10.7 to HPSC's Quarterly
                           between HPSC, Inc. and                           Report on Form 10-Q for the
                           Raymond R. Doherty                               quarter ended June 25, 1994

(a) 3  EXHIBITS (cont'd)

   Exhibit
   -------
     No.                           Title                                         Method of Filing
     ---                           -----                                         ----------------

     10.7                  Employment Agreement                             Incorporated by reference to
                           between HPSC, Inc. and Rene                      Exhibit 10.5 to HPSC's Quarterly
                           Lefebvre dated April 6, 1994                     Report on Form 10-Q for the
                           quarter ended June 25, 1994

     10.8                  HPSC, Inc. Employee Stock                        Incorporated by reference to
                           Ownership Plan Agreement                         Exhibit 10.9 to HPSC's Annual
                           dated December 22, 1993                          Report on Form 10-K for the
                           between HPSC, Inc. and John                      fiscal year ended December 25,
                           W. Everets and Raymond R.                        1993
                           Doherty, as trustees


     10.9                  First Amendment effective                        Incorporated by reference to
                           January 1, 1993 to HPSC, Inc.                    Exhibit 10.2 to HPSC's Quarterly
                           Employee Stock Ownership Plan                    Report on Form 10-Q for the
                                                                            quarter ended June 25, 1994

    10.10                  Second Amendment effective                       Incorporated by reference to
                           January 1, 1994 to HPSC, Inc.                    Exhibit 10.11 to HPSC's Annual
                           Employee Stock ownership Plan                    Report on Form 10-K for the fiscal
                                                                            year ended December 31, 1994

    10.11                  Third Amendment effective                        Incorporated by reference to
                           January 1, 1993 to HPSC, Inc.                    Exhibit 10.12 to HPSC's Annual
                           Employee Stock Ownership Plan                    Report on Form 10-K for the
                                                                            fiscal year ended December 31, 1994

    10.12                  HPSC, Inc. Supplemental                          Incorporated by reference to
                           Employee Stock Ownership Plan                    Exhibit 10.3 to HPSC's Quarterly
                           and Trust dated July 25, 1994                    Report on Form 10-Q for the
                                                                            quarter ended June 25, 1994

    10.13                  HPSC, Inc. 1994 Stock Plan                        Incorporated by reference to
                           dated as of March 23, 1994 and                    Exhibit 10.4 to HPSC's Quarterly
                           related forms of Nonqualified                     Report on Form 10-Q for the
                           Option Grant and Option                           quarter ended June 25, 1994
                           Exercise Form

    10.14                  HPSC, Inc. 401(k) Plan dated                      Incorporated by reference to
                           February, 1993 between HPSC,                      Exhibit 10.15 to HPSC's Annual
                           Inc. and Metropolitan Life                        Report on Form 10-K for the
                           Insurance Company                                 fiscal year ended December 25,
                                                                             1993

    10.15                  Indenture and Service                             Incorporated by reference to
                           Agreement dated as of                             Exhibit 10.10 to HPSC's Annual
                           December 23, 1993 by and                          Report on Form 10-K for the
                           among HPSC Funding Corp. I,                       fiscal year ended December 25,
                           HPSC, Inc. and State Street                       1993
                           Bank and Trust company of
                           Connecticut, N.A.


(a) 3  EXHIBITS (cont'd)

   Exhibit
   -------
     No.                           Title                                         Method of Filing
     ---                           -----                                         ----------------


    10.16                  Sale and Contribution                             Incorporated by reference to
                           Agreement dated as of                             Exhibit 10.11 to HPSC's Annual
                           December 23, 1993 between                         Report on Form 10-K for the
                           HPSC Funding Corp I and                           fiscal year ended December 25,
                           HPSC, Inc.                                        1993


    10.17                  Note Purchase Agreement                           Incorporated by reference to
                           dated as of December 23, 1993                     Exhibit 10.12 to HPSC's Annual
                           among HPSC Funding Corp. I,                       Report on Form 10-K for the
                           HPSC, Inc. and the Prudential                     fiscal year ended December 25,
                           Life Insurance Company of                         1993
                           America

    10.18                  Insurance Agreement dated as                      Incorporated by reference to
                           of December 23, 1993 among                        Exhibit 10.13 to HPSC's Annual
                           Municipal Bond Investors                          Report on Form 10-K for the
                           Assurance Corporation, HPSC                       fiscal year ended December 25,
                           Funding Corp. I, HPSC, Inc. and                   1993
                           State Street Bank and Trust
                           Company of Connecticut, N.A.

    10.19                  Undertaking with respect to                       Incorporated by reference to
                           Exhibits to certain Agreements                    Exhibit 10.14 to HPSC's Annual
                                                                             Report on Form 10-K for the
                                                                             fiscal year ended December 25,
                                                                             1993

    10.20                  Amended and Restated                              Incorporated by reference to
                           Revolving Loan Agreement                          Exhibit 10.3 to HPSC's Quarterly
                           dated May 12, 1995, among                         Report on Form 10-Q for the
                           HPSC, Inc. The First National                     quarter ended June 30, 1995
                           Bank of Boston individually
                           and as Agent, and Bank of
                           America Illinois, individually
                           and as Co-Agent

    10.21                  First Amendment to Amended                        Filed herewith
                           and Restated Revolving Credit
                           Agreement dated as of
                           November 13, 1995, by and
                           among HPSC, Inc., The First
                           National Bank of Boston
                           individually and as Agent, and
                           Bank of America Illinois,
                           individually and as Co-Agent


(a) 3  EXHIBITS (cont'd)

   Exhibit
   -------
     No.                           Title                                         Method of Filing
     ---                           -----                                         ----------------

    10.22                  Second Amendment to                               Filed herewith
                           Amended and Restated
                           Revolving Credit Agreement
                           dated as of December 1, 1995,
                           by and among HPSC, Inc., The
                           First National Bank of Boston
                           individually and as Agent, and
                           Bank of America Illinois,
                           individually and as Co- Agent

    10.23                  Loan Agreement dated 4/13/95                      Incorporated by reference to
                           between HPSC, Inc. and                            Exhibit 10.1 to HPSC's Quarterly
                           Springfield Institution for                       Report on Form 10-Q for the
                           Savings                                           quarter ended March 31, 1995

    10.24                  Sale Agreement dated                              Filed herewith
                           November 16, 1995 between
                           HPSC, Inc. and Springfield
                           Institution for Savings

    10.25                  Stock Purchase Agreement,                         Incorporated by reference to
                           dated as of November 1, 1994,                     Exhibit 10.3 to HPSC's Quarterly
                           by and among HPSC, Inc. and                       Report on Form 10-Q for the
                           each of Chemical Bank; The                        quarter ended September 24,
                           CIT Group/Business Credit,                        1994
                           Inc.; Van Kampen Merritt
                           Prime Rate Income Trust; the
                           Nippon Credit Bank, Ltd.;
                           Union Bank of Finland,
                           Grand Cayman Branch; HPSC, Inc.;
                           The Bank of Tokyo Trust Company;
                           and Morgens, Waterfall, Vintiadis &
                           Co. Inc., and related Schedules

    10.26                  Purchase and Contribution                         Incorporated by reference to
                           Agreement dated as of                             Exhibit 10.31 to HPSC's Annual
                           January 31, 1995 between                          Report on Form 10-K for the fiscal
                           HPSC, Inc. and HPSC Bravo                         year ended December 31, 1994
                           Funding Corp.

    10.27                  Credit Agreement dated as of                      Incorporated by reference to
                           January 31, 1995 among                            Exhibit 10.32 to HPSC's Annual
                           HPSC Bravo Funding Corp.,                         Report on Form 10-K for the fiscal
                           Triple-A One Funding                              year ended December 31, 1994
                           Corporation, as lender, and
                           CapMAC, as Administrative
                           Agent and as Collateral Agent

(a) 3  EXHIBITS (cont'd)

   Exhibit
   -------
     No.                           Title                                         Method of Filing
     ---                           -----                                         ----------------

    10.28                  Agreement to furnish copies of                   Incorporated by reference to
                           Omitted Exhibits to Certain                      Exhibit 10.33 to HPSC's Annual
                           Agreements with HPSC Bravo                       Report on Form 10-K for the
                           Funding Corp.                                    fiscal year ended December 31,
                                                                            1994

    10.29                  Amended and Restated HPSC,                       Filed herewith
                           Inc. 1995 Stock Incentive Plan

    10.30                  Stock Option grant to Lowell P.                  Filed herewith.
                           Weicker effective December 7,
                           1995.

      13                   Annual Report to Stockholders                    Filed herewith
                           for the fiscal year ended
                           December 31, 1995

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

                                      HPSC, Inc.

                                      By: /s/  John W. Everets
                                          ----------------------------
Dated:  March 29, 1996                    John W. Everets
                                          Chairman, Chief Executive
                                          Officer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of HPSC, Inc. and in the capacities and on the dates indicated.

Name                                              Title                                       Dated
- ----                                              -----                                       -----

By:    /s/ John W. Everets                        Chairman, Chief Executive                   March 29, 1996
     --------------------------------------       Officer and Director (Principal
       John W. Everets                            Executive Officer)

By:    /s/ Rene Lefebvre                          Vice President, Chief                       March 29, 1996
     --------------------------------------       Financial Officer and
       Rene Lefebvre                              Treasurer (Principal Financial
                                                  Officer)

By:    /s/ Raymond R. Doherty                     President and Director                      March 29, 1996
     --------------------------------------
       Raymond R. Doherty

By:    /s/  Dennis J. McMahon                     Vice President, Administration              March 29, 1996
     --------------------------------------       (Principal Accounting Officer)
       Dennis J. McMahon

By:    /s/  Dollie A. Cole                        Director                                    March 29, 1996
     --------------------------------------
       Dollie A. Cole

By:    /s/  Thomas M. McDougal                    Director                                    March 29, 1996
     --------------------------------------
       Thomas M. McDougal

By:    /s/  Samuel P. Cooley                      Director                                    March 29, 1996
     --------------------------------------
       Samuel P. Cooley

By:    /s/  Joseph A. Biernat                     Director                                    March 29, 1996
     --------------------------------------
       Joseph A. Biernat

By:    /s/ J. Kermit Birchfield                   Director                                    March 29, 1996
     --------------------------------------
       J. Kermit Birchfield

By:    /s/ Lowell P. Weicker, Jr.                 Director                                    March 29, 1996
     --------------------------------------
       Lowell P. Weicker, Jr.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of HPSC, Inc.:

         Our report on the consolidated financial statements of HPSC, Inc. has been incorporated by reference in this Form 10-K from the 1995 Annual Report to Stockholders of HPSC, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in item 14(a)2 of this Form 10-K.

         In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                                       COOPERS & LYBRAND, L.L.P.

Boston, Massachusetts
March 25,1996

                                 SCHEDULE VIII

                                   HPSC, INC.
                        VALUATION AND QUALIFYING ACCONTS
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1995
                                 (IN THOUSANDS)

- -------------------------------------------------------------------------------------------
                                  Balance at     Charged to
                                 Beginning of     Costs and      Deductions     Balance at
   Description                       Year         Expenses          (1)         end of year
- -------------------------------------------------------------------------------------------
Allowance for losses 1995          $  4,595       $  1,296       $  1,379       $  4,512
- -------------------------------------------------------------------------------------------
Allowance for losses 1994             4,897            754          3,056          4,595
- -------------------------------------------------------------------------------------------
Allowance for losses 1993             9,216         15,104         17,423          6,897
- -------------------------------------------------------------------------------------------

(1)  DEDUCTIONS ARE WRITE-OFFS NET OF RECOVERIES.