Form 10-Q
period 1996-03-31
HPSC INC
filed 1996-05-15
CIK 718909

                           SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.  20549

                                     FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934


For the quarterly period ended         March 31, 1996


                                        OR




[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934



For the transition period from _____________________ to _____________________

                            Commission file number 0-11618

                                   HPSC, Inc.

             (Exact name of registrant as specified in its charter)


           Delaware                                    04-2560004
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)


60 STATE STREET, bOSTON, MASSACHUSETTS                      02109
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code      (617) 720-3600



                                      NONE

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: COMMON STOCK, PAR VALUE $.01 PER SHARE. SHARES OUTSTANDING AT MAY 1, 1996, 4,686,530.

                                   HPSC, INC.


                                     INDEX


PART 1  --  FINANCIAL INFORMATION                                 PAGE


       Consolidated Balance Sheets as of March 31, 1996,
       and December 31, 1995.............................           3

       Consolidated Statements of Income for each of the
       three months ended March 31, 1996 and
       March 31, 1995....................................           4

       Consolidated statements of Cash Flows for each of
       the three months ended March 31, 1996 and
       March 31, 1995....................................           5

       Notes to Consolidated Financial Statements........           6

       Management's Discussion and Analysis of Financial
       Condition and Results of Operations...............          7-8


PART II  --  OTHER INFORMATION


       Signatures .......................................           9

       Exhibit Index.....................................           9

                                   HPSC, INC.
                            CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share amounts)
                                  (unaudited)

                                    ASSETS

                                             March 31,     December 31,
                                               1996            1995
                                             ---------     ------------
CASH AND CASH EQUIVALENTS                    $  1,623            861
RESTRICTED CASH                                 5,361          5,610
INVESTMENT IN LEASES AND NOTES:
 Lease contracts receivable due
  in installments                             126,339        115,364
 Notes receivable due in installments          26,371         25,325
 Estimated residual value of equipment
  at end of lease term                          9,154          9,206
 Less unearned income                         (28,371)       (25,875)
 Less allowance for losses                     (4,857)        (4,512)
 Less security deposits                        (3,634)        (3,427)
 Deferred origination costs                     4,190          3,805
                                             --------       --------
   Net investment in leases and notes         129,192        119,886
                                             --------       --------
OTHER ASSETS:
 Deferred expense and other assets              3,322          3,294
 Refundable income taxes                          460          1,088
                                             --------       --------

TOTAL ASSETS                                 $139,958       $130,739


                     LIABILITIES AND STOCKHOLDERS' EQUITY

NOTES PAYABLE TO BANKS                       $ 55,407       $ 42,070
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES        2,589          3,537
ACCRUED INTEREST                                  363            339
INCOME TAXES:
 Currently payable                                445            368
 Deferred                                       4,063          4,613
SENIOR NOTES                                   43,580         46,453
                                             --------       --------
   TOTAL LIABILITIES                          106,447         97,380
                                             --------       --------

STOCKHOLDERS' EQUITY:
 PREFERRED STOCK, $1.00 par value;
  authorized 5,000,000 shares; issued - None                      --
 COMMON STOCK, $.01 par value; 15,000,000
  shares authorized; issued and outstanding
  4,786,530 shares in 1996 and
  4,786,530 shares in 1995                         48             48
 TREASURY STOCK (at cost)  100,000 shares        (410)          (410)
 Additional paid-in capital                    11,311         11,311
 Retained earnings                             24,628         24,476
                                             --------       --------
                                               35,577         35,425
 Less deferred ESOP and  SESOP compensation   (2,066)         (2,066)
                                             --------       --------
 Total Stockholders' Equity                   33,511          33,359
                                             --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $139,958        $130,739
                                             --------       --------
                                             --------       --------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                                   HPSC, INC.


                        CONSOLIDATED STATEMENTS OF INCOME
       FOR EACH OF THE THREE MONTHS ENDED MARCH 31, 1996 AND MARCH 31, 1995
                (in thousands, except per share and share amounts)
                                   (unaudited)


                                                    March 31,   March 31,
                                                      1996         1995
                                                    ---------   ---------
REVENUES:

 Earned income on leases and notes                  $    3,856  $    2,726

 Provision for losses                                     (348)       (277)
                                                    ----------  ----------
 Net revenues                                            3,508       2,449
                                                    ----------  ----------

EXPENSES:

 Selling, general and administrative                     1,647       1,480


 Interest, net                                           1,609         826
                                                    ----------  ----------

Total expenses                                           3,256       2,306
                                                    ----------  ----------

INCOME BEFORE INCOME TAXES                                 252         143

PROVISION FOR INCOME TAXES:

 Federal, Foreign and State:
 Current                                                   650         650
 Deferred                                                 (550)       (594)
                                                    ----------  ----------

TOTAL INCOME TAXES                                         100          56
                                                    ----------  ----------

NET INCOME                                          $      152  $       87
                                                    ----------  ----------
                                                    ----------  ----------

NET INCOME PER SHARE                                $      .04  $      .02
                                                    ----------  ----------
                                                    ----------  ----------

SHARES USED TO COMPUTE INCOME PER SHARE:             4,013,862   5,044,811
                                                    ----------  ----------
                                                    ----------  ----------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                                  HPSC, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
       FOR EACH OF THE THREE MONTHS ENDED MARCH 31, 1996 AND MARCH  31, 1995
                                 (in thousands)
                                   (unaudited)


                                                        March 31,   March 31,
                                                           1996        1995
                                                        ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net Income                                               $   152      $   87
 Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                             702         125
    Deferred income taxes                                    (550)       (594)
    Provision for losses on lease contracts and notes
     receivable                                               348         277
    Increase in accrued interest                               24         176
    (Decrease) in accounts payable and accrued
     liabilities                                             (948)       (379)
    Increase in accrued income taxes                           77          36
    Decrease in refundable income taxes                       628         632
    Decrease (increase) in other Assets                        30        (209)
                                                          --------    --------

 Cash provided by operating activities                        463         151
                                                          --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Payments on capital leases                                   (20)        (12)
 Proceeds from sale of receivables                            499          -0-
 Lease contracts receivable and notes receivable          (12,599)     (6,758)
 Estimated residual value of equipment                         52         (40)
 Unearned income                                            2,575       1,512
 Security deposits                                            207         185
 Purchases of furniture and equipment                        (155)        (20)
 Initial direct costs incurred                               (925)       (224)
                                                          --------    --------

 Cash (used in) investing activities                      (10,366)     (5,357)
                                                          --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Repayment of Senior Notes                                 (6,013)     (5,862)
 Repayment of notes payable treasury stock purchase           ---      (1,500)
 Proceeds from issuance of Senior Notes                     3,140       9,500
 Proceeds from revolving notes payable to banks            13,337       3,000
 Decrease in restricted funds                                 249         523
 Debt issuance costs                                          (48)       (219)
 Other                                                          0           3
                                                          --------    --------
 Cash provided by financing activities                     10,665       5,445
                                                          --------    --------
 Net increase in cash and cash equivalents                    762         239
 Cash and cash equivalents at beginning of period             861         419
                                                          --------    --------

 Cash and cash equivalents at end of period               $ 1,623     $   658
                                                          --------    --------
                                                          --------    --------

Supplemental disclosures of cash flow information:
 Interest paid                                            $ 1,477     $   886
 Income taxes paid                                             40          71



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS

                                   HPSC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The information presented for the interim periods is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of the Company, are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results to be expected for the full fiscal year. Certain 1995 account balances have been reclassed to conform with 1996 presentation.

2. Interest expense is net of interest income of $61,000 and $95,000 for the three months ended March 31, 1996, and March 31, 1995, respectively.

3. The earnings per share computations assume the exercise of stock options under the modified treasury stock method and include only those shares allocated to participant accounts in the Company's Employee Stock Ownership Plan.

4. On March 31, 1996, the Company had $5,590,000 in restricted cash, of which $3,077,000 was reserved for debt service and $2,513,000 was reserved for credit enhancement pursuant to the terms of agreements entered into by the Company on December 27, 1993, with respect to a $70,000,000 securitization transaction.

5. In connection with the HPSC Bravo Funding Corp. ("Bravo") revolving credit facility, the Company had $ 27,507,000 of its Senior Notes subject to interest rate swap agreements. Under the structure of the swap agreements to assure fixed rate funding. At March 31, 1996, Bravo had seven separate swap contracts with the Bank of Boston with a total notional value of $29,760,000.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       AND
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Quarter ended March 31, 1996 compared to Quarter ended March 31, 1995

The Company's net income in the first quarter of 1996 was $152,000 or $.04 per share compared to $87,000 or $.02 per share. The increase was due to higher earned income on leases and notes offset by an increase in the provision for losses, higher selling, general and administrative expenses and higher interest costs.

Earned income on leases and notes for the first quarter of 1996 was $3,856,000 compared to $2,726,000 for the first quarter of 1995. This increase was primarily due to an increase in the net investment in leases and notes of 34% from the first quarter of 1995 to the comparable 1996 period. The Company's volume of new financings for the first quarter of 1996 was $20,300,000 compared to $14,600,000 in 1995.

The provision for losses in the first quarter of 1996 was $349,000 compared to $277,000 in 1995. This increase was due to the higher volume of new financings.

Selling, general and administrative costs for the quarter were $1,647,000 in 1996 compared to $1,480,000 in 1995. This 11% increase reflects increased staffing and support levels required by the higher volume of new financing activity.

Interest expense increased 94% from $826,000 in 1995 to $1,609,000 in 1996. The increase results from an increase of 54% in the level of debt from 1995 to 1996 and higher interest costs in 1996.

The Company's income before income taxes in the first quarter of 1996 was $252,000 compared to $143,000 in 1995, and its effective tax rate remained approximately the same.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996, the Company had $6,984,000 in cash, cash equivalents and restricted cash as compared to $6,471,000 at December 31, 1995. As described in Note 4 to the Company's consolidated financial statements included in this report on Form 10-Q, $5,361,000 of such cash was restricted pursuant to financing agreements as of March 31, 1996. Cash provided by operating activities was $463,000 for the three months ended March 31, 1996 compared to cash provided by operating activities of $151,000 in the same period of 1995. Cash used in investing activities was $10,366,000 for the three months ended March 31, 1996, compared to cash used in investing activities of $5,357,000 for the first quarter of 1995.

In March 1996, the Company entered into a sale agreement with Springfield Institution for Savings ("SIS") under which it transferred $417,000 in assets to SIS subject to certain recourse covenants and servicing of these assets by the Company. A net gain of approximately $80,000 was recognized in connection with this transaction and is included in earned income from leases and notes for the period.

At March 31, 1996, the Company's Revolving Loan Agreement provided for loans of up to $60,000,000 with $52,500,000 outstanding, and $7,500,000 available for borrowing. The Company continues to utilize HPSC Bravo Funding Corp. ("Bravo") and at March 31, 1996 had $27,507,000 of loans outstanding under this $50,000,000 revolving credit facility.

Management believes that the Company's liquidity is adequate to meet current obligations and projected levels of financings and operations. In order to finance adequately its anticipated growth, the Company will continue to seek to raise additional capital from bank and non-bank sources. The Company expects that it will be able to obtain additional capital at competitive rates, but there can be no assurance it will be able to do so.

                                   HPSC, INC.

                          PART II.  OTHER INFORMATION

Items  1 through 5 are omitted because they are inapplicable.

Item 6.  Exhibits and Reports on Form 8-K

      a) Exhibits

      b) Reports on Form 8-K

         During the quarter for which this report is filed, the Company filed with the Commission the following report on Form 8-K.

         The Registrant reported on April 12, 1996, changes in the stock ownership table included in its proxy statement for the Annual Meeting of Stockholders to be held on May 16, 1996, to reflect the beneficial ownership by Hollybank Investments, LP of 6.10% of the Company's Common Stock.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HPSC, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:      May 15, 1996                              HPSC, INC.
                                             ---------------------------
                                                     (Registrant)



                                       By:  /s/ John W. Everets
                                            ---------------------------
                                                John W. Everets
                                                Chief Executive Officer
                                                Chairman of the Board



                                      By:   /s/ Rene Lefebvre
                                            ---------------------------
                                                Rene Lefebvre
                                                Vice President
                                                Chief Financial Officer