Form 10-Q
period 1996-06-30
HPSC INC
filed 1996-08-14
CIK 718909

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


     (Mark One)


        / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1996



                                       OR


        /  /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

                         Commission file number 0-11618

                                   HPSC, Inc.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                  04-2560004
- -----------------------------------------    -----------------------------------
     (State or other jurisdiction of          (IRS Employer Identification No.)
      incorporation or organization)

       60 STATE STREET, BOSTON, MASSACHUSETTS                           02109
- --------------------------------------------------------------------------------
            (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code   (617) 720-3600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. YES   X     NO
                                        ---        ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: COMMON STOCK, PAR VALUE $.01 PER SHARE. SHARES OUTSTANDING AT AUGUST 1, 1996, 4,686,530 .

                                   HPSC, INC.


                                      INDEX


PART 1  --  FINANCIAL INFORMATION                                                PAGE
         Consolidated Balance Sheets as of June 30, 1996, and
         December 31, 1995 .................................................       3


         Consolidated Statements of Income for each of the three and six
         months ended June 30, 1996 and June 30, 1995 ......................       4

         Consolidated statements of Cash Flows for each of the three and six
         months ended June 30, 1996 and June 30, 1995 ......................       5

         Notes to Consolidated Financial  Statements .......................       6


         Management's Discussion and Analysis of Financial
         Condition and Results of Operations ...............................      7-8



PART II -- OTHER INFORMATION

         Signatures ........................................................       9


         Exhibits

                                   HPSC, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
                                   (unaudited)

                                     ASSETS

                                                                              June 30,        December 31,
                                                                                1996             1995
                                                                              ---------        ---------
CASH AND CASH EQUIVALENTS                                                     $   1,038        $     861
RESTRICTED CASH                                                                   6,018            5,610
INVESTMENT IN LEASES AND NOTES:
   Lease contracts receivable and notes receivable due in installments          132,429          115,364
   Notes receivable due in installments                                          35,785           25,325
   Estimated residual value of equipment at end of lease term                     9,313            9,206
   Less unearned income                                                         (31,463)         (25,875)
   Less allowance for losses                                                     (4,694)          (4,512)
   Less security deposits                                                        (3,944)          (3,427)
   Deferred origination costs                                                     4,576            3,805
                                                                              ---------        ---------
         Net investment in leases and notes                                     142,002          119,886
                                                                              ---------        ---------
OTHER ASSETS:
     Deferred expense and other assets                                            3,453            3,294
     Refundable income taxes                                                       --              1,088
                                                                                               ---------

         TOTAL ASSETS                                                         $ 152,511        $ 130,739
                                                                              =========        =========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

NOTES PAYABLE TO BANKS                                                        $  54,243        $  42,070
NOTES PAYABLE AND ACCRUED LIABILITIES                                             1,419            3,537
ACCRUED INTEREST                                                                    653              339
INCOME TAXES:
     Currently payable                                                              517              368
     Deferred                                                                     3,544            4,613
SENIOR NOTES                                                                     58,420           46,453
                                                                              ---------        ---------
         TOTAL LIABILITIES                                                      118,796           97,380
                                                                              =========        =========

STOCKHOLDERS' EQUITY:
     PREFERRED STOCK, $1.00 par value;
       authorized 5,000,000 shares; issued - None                                  --               --
     COMMON STOCK, $.01 par value; 15,000,000 shares authorized;
        issued and outstanding 4,786,530 shares in 1996 and
          4,786,530 shares in 1995                                                   44               44
     TREASURY STOCK (at cost) 100,000 shares                                       (410)            (410)
     Additional paid-in capital                                                  11,315           11,315
     Retained earnings                                                           24,832           24,476
                                                                              ---------        ---------
                                                                                                  35,425
     Less deferred ESOP and  SESOP compensation                                  (2,066)          (2,066)
                                                                              ---------        ---------
     Total Stockholders' Equity                                                  33,715           33,359
                                                                              ---------        ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 152,511        $ 130,739
                                                                              =========        =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                                   HPSC, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
   FOR EACH OF THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995
               (in thousands, except per share and share amounts)
                                   (unaudited)

                                                          THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                          ------------------                     ----------------

                                                      June 30,           June 30,           June 30,           June 30,
                                                          1996               1995               1996               1995
                                                   -----------        -----------        -----------        -----------

REVENUES:

         Earned Income on Leases and notes         $     4,547        $     3,203        $     8,403        $     6,147

         Provisions for losses                            (452)              (264)              (800)              (541)
                                                   -----------        -----------        -----------        -----------

              Net Revenues                               4,095              2,939              7,603              5,606
                                                   -----------        -----------        -----------        -----------

EXPENSES:

         Selling, general and administrative             1,867              1,520              3,514              3,000

         Interest, net                                   1,894              1,195              3,503              2,239
                                                   -----------        -----------        -----------        -----------

         Total expenses                                  3,761              2,715              7,017              5,239
                                                   -----------        -----------        -----------        -----------


INCOME BEFORE INCOME TAXES:                                334                224                586                367
                                                   -----------        -----------        -----------        -----------

PROVISION FOR INCOME TAXES:

         Federal, Foreign and State:

              Current                                      650                506              1,300              1,156

              Deferred                                    (520)              (418)            (1,070)            (1,012)
                                                   -----------        -----------        -----------        -----------

         TOTAL INCOME TAXES                                130                 88                230                144
                                                   -----------        -----------        -----------        -----------

         NET INCOME                                $       204        $       136        $       356        $       223
                                                   ===========        ===========        ===========        ===========

NET INCOME PER SHARE                               $       .05        $       .04        $       .09        $       .06
                                                   ===========        ===========        ===========        ===========

SHARES USED TO COMPUTE
INCOME PER SHARE                                     4,069,795          3,838,116          4,049,423          3,830,185


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                                   HPSC, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
        FOR EACH OF THE SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995
                                 (in thousands)
                                   (unaudited)

                                                                  June 30,        June 30,
                                                                      1996            1995
                                                                  --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:

         Net Income                                               $    356        $    223
         Adjustments to reconcile net income to net
              cash provided by operating activities:
              Depreciation and amortization                          1,587             972
              Deferred income taxes                                 (1,069)         (1,012)
              Provision for losses on lease contracts
              and notes receivable                                     800             541
              Increase in accrued interest                             314              52
              (Decrease) increase in accounts payable               (2,118)            132
              Increase in accrued income taxes                         149             491
              Decrease in refundable income taxes                    1,088             950
              Increase (decrease) in other assets                       12            (531)
                                                                  --------        --------


         Cash provided by operating activities                       1,119           1,818
                                                                  --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:

         Payments on capital lease                                     (40)            (24)
         Proceeds from sale of receivables                           3,179            --
         Lease contracts receivable and notes receivable           (32,043)        (12,578)
         Estimated residual value of equipment                        (107)            124
         Unearned income                                             6,288           3,026
         Security deposits                                             517             315
         Purchase of furniture & equipment                            (396)            (93)
         Initial direct costs incurred                              (1,973)         (1,100)
                                                                  --------        --------
         Cash (used in) investing activities                       (24,575)        (10,330)
                                                                  --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:

         Repayment of Senior Notes                                 (13,057)        (11,832)
         Repayment of notes payable treasury stock purchase           --            (3,750)
         Proceeds from issuance of Senior Notes                     25,024          16,082
         Proceeds from revolving notes payable to banks             12,173           6,996
         (Increase) decrease in restricted funds                      (408)          1,508
         Debt issuance costs                                          (121)           (310)
         Contribution to Employee Stock Ownership Plan                --               110
         Other                                                          22              33
                                                                  --------        --------
         Cash provided by financing activities                      23,633           8,837
                                                                  --------        --------
Net increase in cash and cash equivalents                              177             325
Cash and cash equivalents at beginning of period                       861             419
                                                                  --------        --------

Cash and cash equivalents at end of period                        $  1,038        $    744
                                                                  ========        ========

Supplemental disclosures of cash flow information
         Interest paid                                            $  3,055        $  2,157
         Income taxes paid                                             150             120

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

2. Interest expense is net of interest income of $58,000 and $140,000 for the three months ended and $119,000 and $235,000 for the six months ended June 30, 1996 and June 30, 1995, respectively.

3. For the three months ended June 30, 1996, and June 30, 1995, the earnings per share computation assumes the exercise of stock options under the modified treasury stock method and includes only those shares allocated to participant accounts in the Company's Employee Stock Ownership Plan ("ESOP"). The ESOP holds 240,348 shares that have not yet been funded or allocated to specific participant accounts. These unallocated shares have not been included in earnings per share calculations. There was no allocation of shares from the Supplemental ESOP, which holds 350,000 shares.


4. On June 30, 1996, the Company had $6,018,000 in restricted cash of which $3,927,000 was reserved for debt service and $2,091,000 was reserved for credit enhancement pursuant to the terms of agreements entered into by the Company on December 27, 1993, with respect to a $70,000,000 securitization transaction and the HPSC Bravo Funding Corp. ("Bravo") revolving credit facility.

5. In connection with the Bravo revolving credit facility, the Company had $45,834,000 of its Senior Notes subject to interest rate swap agreements. Under the structure of the facility, Bravo incurs interest at variable rates in the commercial paper market and enters into interest rate swap agreements to assure fixed rate funding. At June 30, 1996, Bravo had ten separate swap contracts with the Bank of Boston with a total notional value of $47,304,000.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Quarter Ended June 30, 1996 Compared to Quarter Ended June 30, 1995

The Company's net income for the second quarter of 1996 was $204,000 or $.05 per share compared to $136,000 or $.04 per share for 1995. For the six months ended June 30, 1996, net income was $356,000 or $.09 per share compared to $223,000 or $.06 per share in 1995. The increases in both the quarter and six month periods of 1996 over 1995 were due to higher earned income from leases and notes offset by increases in the provision for losses, higher selling, general and administrative expenses and higher interest costs.

Earned income on leases and notes for the second quarter of 1996 was $4,547,000, compared to $3,203,000 in 1995. For the six months ended June 30, 1996, earned income was $8,403,000 compared to $6,147,000 in 1995. The increases in both the quarter and six month periods were due primarily to the increases in the net investment of leases and notes. The Company's volume of new financings for the second quarter of 1996 was $23,350,000 compared to $13,500,000 in 1995. For the six month period new financings were $43,636,000 in 1996 compared to $28,186,000 in 1995.

The provision for losses was $452,000 in the quarter ended June 30, 1996, compared to $264,000 for the comparable period in 1995. For the six month period in 1996, the provision for losses was $800,000 compared to $541,000 in 1995. These increases are the result of higher levels of new financings in 1996.

Selling, general and administrative costs for the second quarter of 1996 were $1,867,000 as compared to $1,520,000 in 1995, an increase of 23%. For the six months ended June 30, 1996, selling, general and administrative expenses were $3,514,000 as compared to $3,000,000 in 1995. These increases reflect the increased staffing, systems and support costs required by the higher volumes of financing activity.

Interest expense for the second quarter of 1996 was $1,894,000 as compared to $1,195,000 in 1995, an increase of 58%. For the six months ended June 30, 1996, interest expense was $3,503,000 compared to $2,239,000 in 1995, an increase of 56%. These increases were primarily due to a 63% increase in debt levels from 1995 to 1996.

The Company's income before income taxes in the second quarter of 1996 was $334,000, compared to $224,000 in 1995. For the six months ended June 30, 1996, income before income taxes was $586,000 compared to $367,000 in 1995. The effective tax rate remained approximately the same for all periods.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                    (cont'd)


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Company had $7,056,000 in cash, cash equivalents and restricted cash as compared to $6,471,000 at the end of 1995. As described in
Note 4 to the Company's consolidated financial statements included in this report on Form 10-Q, $6,018,000 of such cash was restricted pursuant to financing agreements as of June 30, 1996. Cash provided by operating activities was $1,119,000 for the six months ended June 30, 1996 compared to cash provided by operating activities of $1,818,000 in the same period of 1995. Cash used in investing activities was $24,575,000 for the six months ended June 30, 1996 compared to cash used in investing activities of $10,330,000 in the same period for 1995.

As of June 30, 1996, the Company, entered into a sale agreement with two banks under which it transferred $2,817,000 in assets to them subject to certain recourse covenants and servicing of these assets by the Company. A net gain of approximately $240,000 was recognized in connection with these transactions and is included in earned income from leases and notes for the period.

At June 30, 1996 the Company's Revolving Loan Agreement provided for loans of up to $60,000,000, with $51,500,000 outstanding, and $8,500,000 available for borrowing, subject to certain borrowing base calculations. In July 1996, the Revolving Loan Agreement was amended to increase the availability to $75,000,000. The Company continues to utilize HPSC Bravo Funding Corp. ("Bravo") and at June 30, 1996 had $45,834,000 of loans outstanding under this $50,000,000 revolving credit facility.

Management believes that the Company's liquidity is adequate to meet current obligations and projected levels of financings and operations. In order to finance adequately its anticipated growth, the Company will continue to seek to raise additional capital at competitive rates, but there can be no assurance it will be able to do so.

                                   HPSC, INC.

                           PART II. OTHER INFORMATION

Items 1 through 5 are omitted because they are inapplicable.

Item 4.  Submission of Matters to a Vote of the Security Holders

         a.  The Annual Meeting of Stockholders was held on May 16, 1996.

         b.  Not applicable.

         c. The stockholders elected the following two persons to serve as Class I Directors.

                                                FOR          WITHHELD
                                                ---          --------
             Lowell P. Weicker, Jr.          4,197,013        22,500
             Thomas M. McDougal              4,213,013         6,500


         To ratify the appointment of Coopers & Lybrand L.L.P. as independent auditors of the Company for the fiscal year ended December 31, 1996:

               FOR           AGAINST       ABSTAIN        NO VOTE
               ---           -------       -------        -------

            4,187,613         19,850        12,050           0


Item 6.  Exhibits and Reports on Form 8-K

         a)       Exhibits:

                  10.6 Third Amendment to the Amended and Restated Revolving Credit Agreement dated as of March 29, 1996, by and among HPSC, Inc., The First National Bank of Boston, individually and as Agent, and Bank of America Illinois, individually and as Co-Agent.

                  10.7 Fourth Amendment to the Amended and Restated Revolving Credit Agreement dated as of July 29, 1996, by and among HPSC, Inc., The First National Bank of Boston, individually and as Agent, and Bank of America Illinois, individually and as Co-Agent.

                  27.      Financial Data Schedule

         b)       Reports on Form 8-K:

                  During the period for which this report
                  is filed, the Company filed with the Commission the following report on Form 8-K:

                  The Company reported on June 19, 1996 the resignation of Coopers & Lybrand L.L.P. as the Company's independent auditors and the engagement of Deloitte & Touche LLP as the Company's new independent auditors.




SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HPSC, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:       August 14, 1996                                HPSC, INC.
                                                --------------------------------
                                                           (Registrant)


                                           By:          /s/ John W. Everets
                                                --------------------------------
                                                         John W. Everets
                                                         Chief Executive Officer
                                                         Chairman of the Board



                                           By:         /s/ Rene Lefebvre
                                                --------------------------------
                                                         Rene Lefebvre
                                                         Vice President
                                                         Chief Financial Officer