Form 10-Q
period 1996-09-30
HPSC INC
filed 1996-11-14
CIK 718909

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended               SEPTEMBER 30, 1996
                               -------------------------------------------------

                                       OR


 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

                         Commission file number 0-11618
                                                -------

                                   HPSC, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                              04-2560004
--------------------------------------   ---------------------------------------
    (State or other jurisdiction of         (IRS Employer Identification No.)
    incorporation or organization)

 60 STATE STREET, BOSTON, MASSACHUSETTS                   02109
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code        (617) 720-3600
                                                   -----------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. YES   X     NO
                                       -----      -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: COMMON STOCK, PAR VALUE $.01 PER SHARE. SHARES OUTSTANDING AT NOVEMBER 1, 1996, 4,686,530.

                                   HPSC, INC.

                                      INDEX

PART 1  --  FINANCIAL INFORMATION                                           PAGE

        Consolidated Balance Sheets as of September 30, 1996, and
        December 31, 1995 ...............................................     3

        Consolidated Statements of Income for each of the three and
        nine months ended September 30, 1996 and September 30, 1995 .....     4

        Consolidated statements of Cash Flows for the nine months ended
        September 30, 1996 and September 30, 1995 .......................     5

        Notes to Consolidated Financial Statements ......................     6

        Management's Discussion and Analysis of Financial
        Condition and Results of Operations .............................    7-8


PART II  --  OTHER INFORMATION ..........................................     9

        Signatures ......................................................     9

        Exhibits

                                   HPSC, INC.

                                            CONSOLIDATED BALANCE SHEETS
                                        (in thousands, except share amounts)
                                                    (unaudited)

                                                       ASSETS
                                                       ------

                                                                                         Sept. 30,         December 31,
                                                                                           1996                1995
                                                                                         ---------         ------------

CASH AND CASH EQUIVALENTS                                                                $    715            $    861
RESTRICTED CASH                                                                             6,751               5,610
INVESTMENT IN LEASES AND NOTES:
  Lease contracts receivable and notes receivable due in installments                     144,534             115,364
  Notes receivable due in installments                                                     25,064              25,325
  Estimated residual value of equipment at end of lease term                                9,309               9,206
  Less unearned income                                                                    (32,009)            (25,875)
  Less allowance for losses                                                                (4,789)             (4,512)
  Less security deposits                                                                   (4,148)             (3,427)
  Deferred origination costs                                                                4,463               3,805
                                                                                         --------            --------
        Net investment in leases and notes                                                142,424             119,886
                                                                                         --------            --------
OTHER ASSETS:
    Deferred expense and other assets                                                       3,372               3,294
    Refundable income taxes                                                                   ---               1,088
                                                                                         --------            --------

        TOTAL ASSETS                                                                     $153,262            $130,739
                                                                                         ========            ========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
                                        ------------------------------------

NOTES PAYABLE TO BANKS                                                                   $ 58,574            $ 42,070
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                                                    1,308               3,537
ACCRUED INTEREST                                                                              508                 339
INCOME TAXES:
    Currently payable                                                                         783                 368
    Deferred                                                                                3,053               4,613
SENIOR NOTES                                                                               54,968              46,453
                                                                                         --------            --------
        TOTAL LIABILITIES                                                                 119,194              97,380
                                                                                         ========            ========

STOCKHOLDERS' EQUITY:
    PREFERRED STOCK, $1.00 par value;
      authorized 5,000,000 shares; issued - None                                              ---                 ---
    COMMON STOCK, $.01 par value; 15,000,000 shares authorized;
      issued and outstanding 4,786,530 shares in 1996 and
      4,786,530 shares in 1995                                                                 44                  44
    TREASURY STOCK (at cost) 100,000 shares                                                  (410)               (410)
    Additional paid-in capital                                                             11,315              11,315
    Retained earnings                                                                      25,080              24,476
                                                                                         --------            --------
                                                                                           36,029              35,425
    Less deferred ESOP and SESOP compensation                                              (1,961)             (2,066)
                                                                                         --------            --------
    Total Stockholders' Equity                                                             34,068              33,359
                                                                                         --------            --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $153,262            $130,739
                                                                                         ========            ========




                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                                   HPSC, INC.

                                         CONSOLIDATED STATEMENTS OF INCOME
                           FOR EACH OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996
                           --------------------------------------------------------------
                                               AND SEPTEMBER 30, 1995
                                               ----------------------
                                 (in thousands, except per share and share amounts)
                                                    (unaudited)

                                                          THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                     ----------------------------        ----------------------------
                                                      Sept 30,          Sept 30,          Sept  30,         Sept  30,
                                                        1996              1995              1996               1995
                                                     ----------        ----------        ----------        ----------
REVENUES:

      Earned Income on Leases and notes              $    5,044        $    3,417        $   13,447        $    9,564

      Provisions for losses                                (424)             (336)           (1,224)             (877)
                                                     ----------        ----------        ----------        ----------

           Net Revenues                                   4,620             3,081            12,223             8,687
                                                     ----------        ----------        ----------        ----------

EXPENSES:

      Selling, general and administrative                 2,066             1,537             5,580             4,537

      Interest, net                                       2,146             1,397             5,649             3,636
                                                     ----------        ----------        ----------        ----------

      Total expenses                                      4,212             2,934            11,229             8,173
                                                     ----------        ----------        ----------        ----------


INCOME BEFORE INCOME TAXES:                                 408               147               994               514
                                                     ----------        ----------        ----------        ----------

PROVISION FOR INCOME TAXES:

      Federal, Foreign and State:

           Current                                          650               496             1,950             1,652

           Deferred                                        (490)             (438)           (1,560)           (1,450)
                                                     ----------        ----------        ----------        ----------

      TOTAL INCOME TAXES                                    160                58               390               202
                                                     ----------        ----------        ----------        ----------

      NET INCOME                                     $      248        $       89        $      604        $      312
                                                     ==========        ==========        ==========        ==========

NET INCOME PER SHARE                                 $      .06        $      .02        $      .15        $      .08
                                                     ==========        ==========        ==========        ==========

SHARES USED TO COMPUTE
INCOME PER SHARE                                      4,145,270         3,903,462         4,107,313         3,837,218


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                  OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                                   HPSC, INC.

                                        CONSOLIDATED STATEMENTS OF CASH FLOW
                    FOR EACH OF THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995
                    ---------------------------------------------------------------------------
                                                   (in thousands)
                                                    (unaudited)

                                                                                Sept 30,               Sept 30,
                                                                                  1996                   1995
                                                                                --------               --------
CASH FLOWS FROM OPERATING ACTIVITIES:

      Net Income                                                                $    604               $    312
      Adjustments to reconcile net income to net
           cash provided by operating activities:
           Depreciation and amortization                                           2,818                  1,558
           Deferred income taxes                                                  (1,560)                (1,450)
           Provision for losses on lease contracts
           and notes receivable                                                    1,224                    877
           Increase in accrued interest                                              169                     75
           (Decrease) in accounts payable                                         (2,229)                  (472)
           Increase in accrued income taxes                                          415                    480
         Decrease in refundable income taxes                                       1,088                  1,418
         Increase (decrease) in other assets                                          67                   (309)
                                                                                --------               --------

      Cash provided by operating activities                                        2,596                  2,489
                                                                                --------               --------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Payments on capital lease                                                      (60)                   (36)
      Proceeds from sale of receivables                                           14,086                     --
      Lease contracts receivable and notes receivable                            (47,968)               (23,908)
      Estimated residual value of equipment                                         (103)                    37
      Unearned income                                                             10,126                  5,495
      Security deposits                                                              721                    497
      Purchase of furniture & equipment                                             (563)                  (409)
      Initial direct costs incurred                                               (2,888)                (1,891)
                                                                                --------               --------
      Cash (used in) investing activities                                        (26,649)               (20,215)
                                                                                --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Repayment of Senior Notes                                                  (20,825)               (16,733)
      Repayment of notes payable treasury stock purchase                              --                 (4,500)
      Proceeds from issuance of Senior Notes                                      29,340                 21,165
      Proceeds from revolving notes payable to banks                              16,504                 16,346
      (Increase) decrease in restricted funds                                     (1,141)                 2,346
      Debt issuance costs                                                           (128)                  (325)
      Contribution to Employee Stock Ownership Plan                                  105                    110
      Other                                                                           52                      7
                                                                                --------               --------
      Cash provided by financing activities                                       23,907                 18,416
                                                                                --------               --------
Net (decrease) increase in cash and cash equivalents                                (146)                   690
Cash and cash equivalents at beginning of period                                     861                    419

Cash and cash equivalents at end of period                                      $    715               $  1,109
                                                                                ========               ========

Supplemental disclosures of cash flow information
      Interest paid                                                             $  5,127               $  3,372
      Income taxes paid                                                              675                    688


                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                                   HPSC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

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

2. Interest expense is net of interest income of $56,000 and $84,000 for the three months, and $175,000 and $319,000 for the nine months, ended September 30, 1996 and September 30, 1995, respectively.

3. For the three months ended September 30, 1996, and September 30, 1995, the earnings per share computation assumes the exercise of stock options under the modified treasury stock method and includes only those shares allocated to participant accounts in the Company's Employee Stock Ownership Plan ("ESOP"). The ESOP holds 210,348 shares that have not yet been funded or allocated to specific participant accounts. These unallocated shares have not been included in earnings per share calculations. There has been no allocation of shares from the Supplemental ESOP, which holds 350,000 shares.

4. On September 30, 1996, the Company had $6,751,000 in restricted cash of which $4,059,000 was reserved for debt service and $2,692,000 was reserved for credit enhancement pursuant to the terms of agreements entered into by the Company on December 27, 1993, with respect to a $70,000,000 securitization transaction and on January 31, 1995 with the HPSC Bravo Funding Corp. ("Bravo") revolving credit facility.

5. In connection with the Bravo revolving credit facility, the Company had $45,726,000 of its Senior Notes subject to interest rate swap agreements. Under the structure of the facility, Bravo incurs interest at variable rates in the commercial paper market and enters into interest rate swap agreements to assure fixed rate funding. At September 30, 1996, Bravo had eleven separate swap contracts with the Bank of Boston with a total notional value of $47,611,000.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Quarter and Nine Months Ended September 30, 1996 Compared to Quarter and Nine Months Ended September 30, 1995

The Company's net income for the third quarter of 1996 was $248,000 or $.06 per share compared to $89,000 or $.02 per share for 1995. For the nine months ended September 30, 1996, net income was $604,000 or $.15 per share compared to $312,000 or $.08 per share in 1995. The increases in both the quarter and nine month periods of 1996 over 1995 were due to higher earned income from leases and notes offset by increases in the provision for losses, higher selling, general and administrative expenses and higher interest costs.

Earned income on leases and notes for the third quarter of 1996 was $5,044,000, compared to $3,417,000 in 1995. For the nine months ended September 30, 1996, earned income was $13,447,000 compared to $9,564,000 in 1995. The increases in both the quarter and nine month periods were due primarily to the increases in the net investment of leases and notes. The Company's volume of new financings for the third quarter of 1996 was $22,389,000 compared to $17,843,000 in 1995. For the nine month period new financings were $66,026,000 in 1996 compared to $46,030,000 in 1995.

The provision for losses was $424,000 in the quarter ended September 30, 1996, compared to $336,000 for the comparable period in 1995. For the nine month period in 1996, the provision for losses was $1,224,000 compared to $877,000 in 1995. These increases are the result of higher levels of new financings in 1996.

Selling, general and administrative costs for the third quarter of 1996 were $2,066,000 as compared to $1,537,000 in 1995, an increase of 34%. For the nine months ended September 30, 1996, selling, general and administrative expenses were $5,580,000 as compared to $4,537,000 in 1995. These increases reflect the increased staffing, systems and support costs required by the higher volumes of financing activity.

Interest expense for the third quarter of 1996 was $2,146,000 as compared to $1,397,000 in 1995, an increase of 54%. For the nine months ended September 30, 1996, interest expense was $5,649,000 compared to $3,636,000 in 1995, an increase of 55%. These increases were primarily due to a 45% increase in debt levels from 1995 to 1996.

The Company's income before income taxes in the third quarter of 1996 was $408,000, compared to $147,000 in 1995. For the nine months ended September 30, 1996, income before income taxes was $994,000 compared to $514,000 in 1995. The effective tax rate remained approximately the same for all periods.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                    (cont'd)

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Company had $7,466,000 in cash, cash equivalents and restricted cash as compared to $6,471,000 at the end of 1995. As described in
Note 4 to the Company's consolidated financial statements included in this report on Form 10-Q, $6,751,000 of such cash was restricted pursuant to financing agreements as of September 30, 1996. Cash provided by operating activities was $2,596,000 for the nine months ended September 30, 1996 compared to cash provided by operating activities of $2,489,000 in the same period of 1995. Cash used in investing activities was $26,649,000 for the nine months ended September 30, 1996 compared to cash used in investing activities of $20,215,000 in the same period for 1995.

Through September 30, 1996, the Company, entered into several sale agreements under which it transferred a total of $12,630,000 in assets to two savings banks subject to certain recourse covenants and servicing of these assets by the Company. A net gain of approximately $885,000 was recognized in connection with these transactions and is included in earned income from leases and notes for the nine month period.

At September 30, 1996 the Company's Revolving Loan Agreement provided for loans of up to $75,000,000, with $56,000,000 outstanding, and $19,000,000 available for borrowing, subject to certain borrowing base calculations. The Company continues to utilize HPSC Bravo Funding Corp. ("Bravo") and at September 30, 1996 had $45,726,000 of loans outstanding under this $50,000,000 revolving credit facility. Effective November 5, 1996, this facility was increased to $100,000,000 and amended to provide that up to $30,000,000 of such facility may be used for sales of receivables from Bravo.

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

Item 6. Exhibits and Reports on Form 8-K

        a)  Exhibits:

                11. Computation of Earnings per Share

                27. Financial data Schedule

        b)  Reports on Form 8-K: There were no reports on Form 8-K filed during the three months ended September 30, 1996.



SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HPSC, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


  Dated: November 12, 1996                             HPSC, INC.
                                            ------------------------------------
                                                      (Registrant)


                                        By: /s/ John W. Everets
                                            ------------------------------------
                                                John W. Everets
                                                Chief Executive Officer
                                                Chairman of the Board

                                        By: /s/ Rene Lefebvre
                                            ------------------------------------
                                                Rene Lefebvre
                                                Vice President
                                                Chief Financial Officer