Form 10-K
period 1996-12-31
HPSC INC
filed 1997-03-31
CIK 718909

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                   For fiscal year ended DECEMBER 31, 1996
                                  or
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-11618

                                 HPSC, INC.
   --------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

            Delaware                                   04-2560004
   ---------------------------------------------------------------------------
       (State or other jurisdiction of        (IRS Employer Identification No.
       incorporation or organization)           04-2560004)

     60 STATE STREET, BOSTON, MASSACHUSETTS                    02109
   -------------------------------------------------  ------------------------
    (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (617) 720-3600

Securities registered pursuant to section 12(b) of the Act:

                               NONE

Securities registered pursuant to section 12(g) of the Act:

                   COMMON STOCK-PAR VALUE $.01 PER SHARE
                 ----------------------------------------
                             (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES /X/ NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any other amendment to this Form 10-K.

                               YES / / NO /X/

The aggregate market value of the voting stock held by non-affiliates of the registrant was $21,645,217 at February 28, 1997, representing 3,533,913 shares.

The number of shares of common stock, par value $.01 per share, outstanding as of February 28, 1997 was 4,657,930.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 13, 1997 (the "1997 Proxy Statement") are incorporated by reference into Part III of this annual report on Form 10-K.

    The 1997 Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" as part of this report on Form 10-K.

                                     PART I

ITEM 1. BUSINESS

GENERAL

    The Company is a specialty finance company engaged primarily in financing healthcare providers throughout the United States. To date, the largest part of the Company's revenues has been derived from its financing of healthcare equipment. HPSC also finances the purchase of healthcare practices, particularly dental practices. The Company has over 20 years of experience as a provider of financing to dental professionals in the United States. Through its subsidiary, ACFC, the Company also provides asset-based lending to a variety of businesses in the northeastern United States.

    HPSC provides financing for equipment and other practice-related expenses to the dental, ophthalmic, general medical, chiropractic and veterinary professions. On a consolidated basis, approximately 60.0% of the Company's business arises from equipment financing, approximately 30.0% from related financing, including practice finance, leasehold improvements, office furniture, working capital and supplies, and approximately 10% from asset-based lending. HPSC principally competes in the portion of the healthcare finance market where the size of the transaction is $250,000 or less, sometimes referred to as the "small-ticket" market. The average size of the Company's financing transactions in 1996 has been approximately $25,000. In connection with its equipment financings, the Company enters into noncancellable installment sales and lease contracts, substantially all of which provide for a full payout at a fixed interest rate over a term of one to seven years. The Company markets its financing services to healthcare providers in a number of ways, including direct marketing through trade shows, conventions and advertising, through its sales staff with 14 offices in nine states and through cooperative arrangements with equipment vendors.

    At December 31, 1996, HPSC's outstanding leases and notes receivable owned and managed were approximately $190 million, consisting of approximately 11,100 active contracts. HPSC's financing contract originations in 1996 were approximately $86.9 million compared to approximately $60.9 million in 1995, an increase of 42.7%, which compared to financing contract originations of approximately $28.4 million in 1994, an increase of 114.4%. The following table summarizes HPSC's financing contract originations for fiscal years 1994, 1995 and 1996 (excluding ACFC originations).

                      HPSC Originations by Market (1)

                                                                             YEAR ENDED DECEMBER 31,
                                                ----------------------------------------------------------------------------------
                                                           1994                        1995                        1996
                                                --------------------------  --------------------------  --------------------------
                                                 DOLLAR     PERCENTAGE OF    DOLLAR     PERCENTAGE OF    DOLLAR     PERCENTAGE OF
MARKET                                           AMOUNT     ORIGINATIONS     AMOUNT     ORIGINATIONS     AMOUNT     ORIGINATIONS
----------------------------------------------  ---------  ---------------  ---------  ---------------  ---------  ---------------
                                                                              (DOLLARS IN THOUSANDS)
Dental........................................  $  19,000          67.0%    $  28,900          47.0%    $  45,900          53.0%
Other Medical (2).............................      9,400          33.0%       32,000          53.0%       41,000          47.0%
                                                ---------         -----     ---------         -----     ---------         -----
Total.........................................  $  28,400         100.0%    $  60,900         100.0%    $  86,900         100.0%
                                                ---------         -----     ---------         -----     ---------         -----

------------------------

(1) Items financed include equipment (through leases and notes), leasehold improvements, working capital, supplies, as well as practice finance.
(2) Includes financing contracts for the ophthalmic, general medical, chiropractic and veterinary professions.

    ACFC, the Company's wholly-owned subsidiary, provides asset-based financing, principally in the northeastern United States, for companies which cannot readily obtain traditional bank financing. The ACFC loan portfolio generally provides the Company with a greater spread over its borrowing costs than the Company can achieve in its healthcare financing business. The Company anticipates that it will expand its asset-based financing business. The following table summarizes ACFC's line of credit originations for fiscal 1994, 1995 and 1996.

ACFC ORIGINATIONS

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                    -------------------------------
                                                                                      1994       1995       1996
                                                                                    ---------  ---------  ---------
                                                                                        (DOLLARS IN THOUSANDS)
Amount of Originated Lines of Credit..............................................  $   5,000  $  12,100  $  17,600
Balance Outstanding (period end)..................................................  $   4,000  $  12,000  $  18,700
Number of Lines of Credit Originated..............................................          2          8         14

    The continuing increase in the Company's originations of financing contracts and lines of credit resulted in a 36.1% increase in the Company's revenues for fiscal year 1996, as compared with fiscal year 1995, and an 10.7% increase in the Company's revenues for fiscal year 1995 compared with fiscal year 1994. This percentage increase in revenues is lower than the percentage increase in originations because revenues consist of earned income on leases and notes, which is a function of the amount of net investment in leases and notes and the level of interest rates, and is recognized over the life of the financing contract, while originations are recognized at the time of origination.

BUSINESS STRATEGY

    The Company's strategy is to expand its business and enhance its profitability by (i) increasing its share of the dental equipment financing market, the Company's traditional market, as well as by expanding its activities in other healthcare markets; (ii) diversifying the Company's revenue stream through its practice finance and asset-based lending businesses; (iii) emphasizing service to vendors and customers; (iv) increasing its direct sales and other marketing efforts; (v) maintaining and increasing its access to low-cost capital and managing interest rate risks;
(vi) continuing to manage effectively its credit risks; and (vii) capitalizing on information technology to increase productivity and enable the Company to manage a higher volume of financing transactions. Important components of the Company's strategy include:

    - Increase Healthcare Equipment Financing. The Company's goal is to increase its share of the dental equipment financing market, as well as to expand its activities in other healthcare markets, such as the ophthalmic, general medical, chiropractic and veterinary professions. The Company is pursuing this goal by hiring sales personnel with experience in financing for those professions, through direct sales calls and advertising and by applying the Company's experience in the dental profession to other medical professions. The Company has increased its share of the dental equipment financing market in each year since 1993 and believes that it can increase its market share in other targeted professions through its sales and marketing efforts and high level of service. The Company believes that it has benefited and will continue to benefit from technological advances which stimulate the demand for new and upgraded healthcare equipment. The Company also believes that regulatory trends in the healthcare professions have resulted in greater demand for outpatient services, which may result in greater need for medical outpatient equipment and supporting office equipment, including office automation equipment. The Company intends to pursue these potential opportunities for new financing business. This Note offering will increase the Company's capital base, thereby permitting the Company to increase its financing activity.

    - Diversify Revenue Stream. In addition to retaining and increasing its share of the healthcare equipment financing market, the Company plans to expand its presence in the practice finance and asset-based lending markets. In 1996, practice finance transactions accounted for approximately 13.0% of HPSC's financing contract originations. HPSC has originated approximately 260 practice finance loans aggregating approximately $24.6 million over the past three years. In addition to this business being profitable on a stand-alone basis, management believes that practice finance earns HPSC substantial goodwill among healthcare providers. Asset-based lending through ACFC accounts for approximately 10% of the Company's revenues on a consolidated basis. ACFC has entered into 24 asset-based lending transactions since its inception in 1994, totaling approximately $34.7 million in lines of credit, and currently has approximately $18.7 million of loans outstanding. The Company anticipates that it will expand its asset-based financing business.

    - Emphasize Service to Vendors and Customers. The Company believes that healthcare providers seek financing through the Company in large part due to the high level of service it provides to both customers and vendors, including the Company's familiarity with the specialized needs of dental and medical professionals, the speed and convenience of financing equipment through the Company and the Company's established relationships with equipment vendors. The Company competes with other providers of financing services for the business of vendors by ensuring that vendors in approved equipment financing transactions are paid promptly for the equipment, usually within one day of delivery to the customer. The Company intends to continue to provide equipment vendors with timely, convenient and competitive financing for their equipment sales and with a variety of other value-added services that promote both the vendors' equipment sales and the selection of the Company to provide financing, and thereby expects to continue to obtain referrals for additional financing transactions. The Company also will continue to emphasize customer service, which includes the flexibility to customize financing arrangements to the needs of individual healthcare providers. In most cases, the Company's sales representatives work directly with the vendors' potential purchasers, providing them with the guidance necessary to complete the equipment financing transaction. The Company believes that such "consultative financing" has enhanced, and will continue to enhance, customer satisfaction and loyalty.

    - Increase Direct Sales and Other Marketing Efforts. The Company currently has sales and marketing personnel located in 14 offices across the United States. The Company intends to open additional sales offices and to continue to hire sales staff with significant prior experience in the healthcare financing business. In addition to promoting its financing services through its sales and marketing personnel, the Company relies on various equipment financing referral sources and relationships with vendors and manufacturers of dental, medical and other equipment and intends to further leverage these relationships. Management believes that this marketing approach is more effective than isolated solicitations of equipment purchasers. The Company also expects to continue to broaden its customer base through national advertising in trade journals and magazines, by participation in trade shows and through the broad dissemination of literature describing the Company's financing programs.

    - Reduce Borrowing Costs and Manage Interest Rate Risks. In order to reduce its borrowing costs and manage interest rate risks, the Company seeks to match-fund its financing contracts through a variety of funding sources. Currently the Company has access to funding through the $95 million Revolver and the $100 million Bravo asset securitization facility, as well as its asset sales to, and loans from, a number of savings banks. The Company completed the Funding I and Bravo asset securitizations to take advantage of the significantly lower cost of funds available under these facilities, as compared with the Company's bank borrowings, with which to finance its contract originations. The Company's recently completed amendment to its Bravo asset securitization facility permits it to sell up to $30 million of financing assets under that program on a limited recourse basis. The Company will continue to seek advantageous sources of credit, possibly including additional securitizations and asset sales, if appropriate.

    - Manage Credit Risk. The Company employs comprehensive credit review procedures. The credit background of each potential customer is checked with one or more commercial credit reporting agencies, including TRW Inc., Equifax Inc., Trans Union Corporation and Dun & Bradstreet Corporation. Appropriate professional organizations may be consulted regarding the customer's professional status. In addition to a customer's credit profile, information such as the equipment type and vendor may be considered in some circumstances. The delinquency rate (based on contractual balances more than 60 days past due) of the Company's equipment financing contract portfolio has declined from 11.0% in fiscal year 1994 to 4.2% at December 31, 1996. The Company believes that its delinquency rate has declined because of (i) the Company's comprehensive on-line credit evaluation procedure to screen financing applications, (ii) the Company's improved collection procedures and (iii) growth in the Company's portfolio of financing contracts. Management believes that the Company's credit and loss experience compares favorably with other "small-ticket" equipment finance companies. The Company will continue its thorough credit application screening process and will seek to maintain the decline in its delinquency rate.

    - Capitalize on Information Technology. The Company has developed automated information systems and telecommunications capabilities tailored to support all areas within the organization. Systems support is provided for accounting, taxes, credit, collections, operations, sales, sales support and marketing. The Company has invested a significant amount of time and capital in computer hardware and proprietary customized software and has developed a substantial database of information that enables the Company to better target its sales and marketing activities. The Company's Boston headquarters is linked electronically with all of the Company's other offices. Each salesperson's laptop computer can also connect to the Boston office, permitting a salesperson to respond promptly to a customer's financing request. This capability also permits the Company to control the speed, accuracy and quality of the credit application process. The Company's centralized data processing system provides timely support for the marketing and service efforts of the Company's salespeople and for equipment manufacturers and dealers. The Company's computerized systems also provide management with accurate, up-to-date customer data which it uses to strengthen the Company's internal controls and forecasting. The Company believes that its system is among the most advanced in the small-ticket equipment financing industry and can accommodate significantly greater financing volume, giving the Company a competitive advantage based on the speed of its contract processing, control over credit risk and high level of service.

INDUSTRY OVERVIEW

    The equipment financing industry in the United States includes a wide variety of sources for financing the purchase and leasing of equipment, ranging from specialty financing companies, which concentrate on a particular industry or financing vehicle, to large banking institutions, which offer a full array of financial services. According to the Equipment Leasing Association of America ("ELA") 1995 Annual Survey of Industry Activity & Business Operations, the total financing volume in the United States for all types of equipment (including medical) was estimated to be approximately $160 billion in 1995, of which medical equipment, according to responses to the ELA survey, accounted for 3.1% (or approximately $5.0 billion) of 1995 total annual financing volume.

    The medical equipment finance industry includes two distinct markets which are generally differentiated based on equipment price and type of healthcare provider. The first market, in which the Company currently does not compete, is financing of equipment priced at over $250,000, which is typically sold to hospitals and other institutional purchasers. Because of the size of the purchase, long sales cycle, and number of financing alternatives generally available to these types of customers, their choice among financing alternatives tends to be based primarily on cost of financing. The second market, in which the Company competes, is the financing of lower-priced or "small-ticket" equipment, where the price of the financed equipment is generally $250,000 or less. Much of this equipment is sold to individual practitioners or small group practices, including dentists, ophthalmologists, physicians, chiropractors, veterinarians and other healthcare providers. The Company focuses on the small-ticket market because it is able to respond in a prompt and flexible manner to the needs of individual customers. Management believes that purchasers in the small-ticket healthcare equipment market often seek the value-added sales support and general ease of conducting business which the Company offers.

    The Company believes that healthcare providers are increasingly choosing to purchase rather than lease, equipment because of (i) the availability of a tax deduction of up to $17,500 of the purchase price in the first year of equipment use, (ii) changes in healthcare reimbursement methodologies that reduce incentives to lease equipment for relatively short periods of time and (iii) a reduced difference in financing costs between equipment purchases and equipment leases, due to generally lower interest rates. Consistent with industry trends, installment sales agreements (notes) now comprise 60% of the financing contracts originated by the Company.

    Although the Company has focused its business in the past on equipment finance, it has expanded more recently into practice finance. Practice finance is a specialized segment of the finance industry, in which the Company's primary competitors are banks. Practice finance is a relatively new business opportunity for financing companies such as HPSC that has developed as the sale of healthcare professional practices has increased. The primary sources of healthcare practice financing are banks; not all financing companies provide this service. Typically, HPSC has financed approximately 70% of the cost of the practice being purchased, although buyers are increasingly choosing to finance the entire purchase price. Management believes that HPSC is a leading provider of dental practice financing, due in large part to its active advertising program to the dental profession and direct solicitation of dental healthcare providers.

HEALTHCARE PROVIDER FINANCING

    TERMS AND CONDITIONS

    The Company's business consists primarily of the origination of equipment financing contracts pursuant to which the Company finances the acquisition by healthcare providers of various types of equipment as well as leasehold improvements, working capital and supplies. The contracts are either installment sales agreements (notes) or lease agreements and are noncancellable. The installment sales agreements are full payout contracts and provide for scheduled payments sufficient, in the aggregate, to cover the Company's borrowing costs and the costs of the underlying equipment, and to provide the Company with an appropriate profit margin. The majority of contracts originated by the Company (approximately 60%) are installment sales agreements. The balance of the equipment financing contracts originated by the Company are leases. The Company provides its leasing customers with an option to purchase the equipment at the end of the lease for 10% of its original cost. Since 1991, approximately 99% of lessees have exercised this option. The average cost of financings by HPSC in 1996 was approximately $26,000. In that period, HPSC entered into approximately 3,740 new financing contracts, an increase of approximately 33.6% from 1995.

    All of the Company's equipment financing contracts require the customer to:
(i) maintain, service and operate the equipment in accordance with the manufacturer's and government-mandated procedures; (ii) maintain property and public liability insurance for the equipment; (iii) pay all taxes associated with the equipment; and (iv) make all scheduled contract payments regardless of the performance of the equipment. Substantially all of the Company's financing contracts provide for principal and interest payments due monthly for the term of the contract. In the event of default by a customer, the financing contract provides that the Company has the rights afforded creditors under law, including the right to repossess the underlying equipment and in the case of legal proceedings arising from a default, to recover damages and attorneys' fees. The Company's equipment financing contracts generally provide for late fees and service charges to be applied on payments which are overdue. In 1996, the Company billed approximately $1.1 million in late fees and service charges on late payments, compared to approximately $700,000 in 1995. This increase was due to growth in the Company's portfolio and to the completion of the Company's implementation of a modified late fee and service charge program, rather than to increased delinquencies.

    Although the customer has the full benefit of the equipment manufacturers' warranties with respect to the equipment it finances, the Company makes no warranties to its customers as to the equipment. In addition, the financing contract obligates the customer to continue to make contract payments regardless of any defects in the equipment. Under an installment sale contract (note), the customer holds title to the equipment and the Company has a lien on the equipment to secure the loan; under a lease, the Company retains title to the equipment. The Company has the right to assign any financing contract without the consent of the customer.

    A practice finance transaction typically takes the form of a loan to a healthcare provider purchasing a practice, which is secured by the assets of the practice being financed and may be secured by one or more personal guarantees or personal assets. The average size of a practice finance transaction is approximately $100,000, with a typical contract term of 60 to 72 months.

    The length of the Company's lease agreements and notes due in installments range from 12 to 84 months, with a median term of 60 months and an average initial term of 55 months, and an average implicit interest rate, before the yield adjustment for deferred origination costs, of 13.0% for 1996 originations (excluding ACFC).

    CUSTOMERS

    The primary customers for the Company's financing contracts are healthcare providers, including dentists, ophthalmologists, other physicians, chiropractors and veterinarians. The following table provides the general composition of the Company's healthcare finance portfolio as of December 31, 1996 (excluding ACFC's portfolio).

                     HPSC Leases and Notes Receivable (1)

                                                                                             NUMBER OF
                                                                     DOLLARS   PERCENTAGE    CONTRACTS   PERCENTAGE
                                                                   ----------  -----------  -----------  -----------
                                                                                 (DOLLARS IN THOUSANDS)
Dental...........................................................  $  130,910        69.0%       7,900         71.2%
Other Medical (2)................................................  $   59,000        31.0%       3,200         28.8%
                                                                   ----------       -----   -----------       -----
Total............................................................  $  189,910       100.0%      11,100        100.0%
                                                                   ----------       -----   -----------       -----

------------------------

(1) Includes receivables owned or managed

(2) Includes ophthalmic, general medical, chiropractic and veterinary providers.

    As of December 31, 1996, no single customer (or group of affiliated customers) accounted for more than 1% of the Company's healthcare finance portfolio.

    The Company's customers are located throughout the United States, but primarily in heavily populated states such as California, Florida, Texas, Illinois and New York.

    REALIZATION OF RESIDUAL VALUES ON EQUIPMENT LEASES

    Since 1994, the Company has realized over 99% of the residual value of equipment covered by leases. The overall growth in the Company's equipment lease portfolio in recent years has resulted in increases in the aggregate amount of recorded residual values. Substantially all of the residual values on the Company's balance sheet as of December 31, 1996 are attributable to leases which will expire by the end of 2001. Realization of such values depends on factors not within the Company's control, such as the condition of the equipment, the cost of comparable new equipment and the technological or economic obsolescence of equipment. Although the Company has received over 99% of recorded residual values for leases which expired during the last three years, there can be no assurance that this realization rate will be maintained.

    PRACTICE FINANCE

    The Company regularly provides financing to healthcare providers in connection with the acquisition of professional practices. HPSC typically makes a loan to the professional acquiring the practice, which is secured by all of the assets of the practice and which may require a personal guarantee and a pledge of personal assets by the professional who is obtaining the financing. Through December 31, 1996, the Company has originated a total of approximately 260 practice finance loans aggregating approximately $24.6 million, with an average loan of approximately $100,000. The term of such loans averages 60 to 84 months. In 1996, practice finance generated approximately 13.0% of HPSC's financing contract originations. Management believes that its practice finance business contributes to the diversification of the Company's revenue sources and earns HPSC substantial goodwill among healthcare providers. All practice finance inquiries received at the Company's sales office, or by its salespersons in the field, are referred to the Boston office for processing.

    The Company solicits business for its practice finance services primarily by advertising in trade magazines, attending healthcare conventions, and directly approaching potential purchasers of healthcare practices. Over half of the healthcare practices financed by the Company to date have been dental practices. The Company has also financed the purchase of practices by chiropractors, ophthalmologists, general medical practitioners and veterinarians.

    The following table sets forth the estimated practice finance loan originations for fiscal years 1994, 1995 and 1996.

                             PRACTICE FINANCE ORIGINATIONS

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                      -------------------------------
                                                                                        1994       1995       1996
                                                                                      ---------  ---------  ---------
                                                                                           (DOLLARS IN THOUSANDS)
Amount of Originations..............................................................  $   3,200  $   8,400  $  13,000
Number of Contracts.................................................................         50         90        120

    GOVERNMENT REGULATION AND HEALTHCARE TRENDS

    The majority of the Company's present customers are healthcare providers. The healthcare industry is subject to substantial federal, state and local regulation. In particular, the federal and state governments have enacted laws and regulations designed to control healthcare costs, including mandated reductions in fees for the use of certain medical equipment and the enactment of fixed-price reimbursement systems, where the rates of payment to healthcare providers for particular types of care are fixed in advance of actual treatment. The United States Congress is considering changes to the Medicare program. The impact on the Company's business of any changes to the Medicare program which may be adopted cannot be predicted.

    Major changes have occurred in the United States healthcare delivery system, including the formation of integrated patient care networks (often involving joint ventures between hospitals and physician groups), as well as the grouping of healthcare consumers into managed-care organizations sponsored by insurance companies and other third parties. Moreover, state healthcare initiatives have significantly affected the financing and structure of the healthcare delivery system. These changes have not yet had a material effect on the Company's business, but the effect of any changes on the Company's future business cannot be predicted.

    The Company believes that the trend toward managed healthcare through health maintenance organizations may have a positive effect on the Company's future operations. The Company believes that as primary care physicians increasingly become "gatekeepers" to more specialized care, the Company will be able to accelerate its marketing programs to family and general practitioners. These physicians would require additional, cost-effective equipment that emphasizes early diagnosis and screening as compared to the more costly "big-ticket" medical equipment purchased by hospitals for treatment purposes. Medicaid managed care programs also encourage the increased availability of cost-effective "small-ticket" equipment such as that financed by the Company. Furthermore, the various reform initiatives are intended to result in a greater percentage of the population having access to some type of health coverage, which would increase the likelihood that healthcare providers will be reimbursed at some (perhaps lower) rate for services provided to this expanded insured population, thereby improving the credit quality of providers and increasing their ability to purchase and finance new equipment.

ASSET-BASED LENDING

    ACFC makes asset-based loans of $3 million or less, primarily secured by accounts receivable, inventory and equipment. ACFC typically makes accounts receivable loans to borrowers that cannot obtain traditional bank financing in a variety of industries (none of which to date are medical). ACFC takes a security interest in all of the borrower's assets and monitors collection of its receivables. Advances on a revolving loan generally do not exceed 80% of the borrower's eligible accounts receivable. ACFC also makes revolving and "term like" inventory loans not exceeding 50% of the value of the customer's active inventory, valued at the lower of cost or market rate. Finally, ACFC provides term financing for equipment, which is secured by the machinery and equipment of the borrower. Each of ACFC's officers has over ten years of experience providing these types of financing on behalf of various finance companies.

    The average ACFC loan is for a term of two to three years in an amount of $1 million. No single borrower accounts for more than 10% of ACFC's aggregate portfolio, and no more than 25% of ACFC's portfolio is concentrated in any single industry.

    ACFC's loans are "fully followed," which means that ACFC receives daily settlement statements of its borrowers' accounts receivable. ACFC participates in the collection of its borrowers' accounts receivable and requires that payments be made directly to an ACFC lock-box account. Availability under lines of credit is usually calculated daily. ACFC's credit committee, which includes members of the senior management of HPSC, must approve in advance all ACFC loans. To date, ACFC has experienced no loan losses; however, there can be no assurance that it will not experience losses in the future.

    From its inception through December 31, 1996, ACFC has provided 24 lines of credit totaling $34.7 million and currently has approximately $18.7 million of loans outstanding to 18 borrowers. The annual dollar volume of originations of lines of credit by ACFC has grown from $5.0 million in 1994 to $12.1 million in 1995 to $17.6 million in 1996. The Company anticipates that ACFC's asset-based lending will continue to grow.

CREDIT AND ADMINISTRATIVE PROCEDURES

    The Company processes all credit applications, and monitors all existing contracts, at its corporate headquarters in Boston, Massachusetts (other than ACFC applications and contracts, all of which are processed at ACFC's headquarters in West Hartford, Connecticut). The Company's credit procedure requires the review, verification and approval of a potential customer's credit file, accurate and complete documentation, delivery of the equipment and verification of installation by the customer, and correct invoicing by the vendor. When a sales representative receives a credit application from a potential customer, he or she enters it into the Company's computer system. The Company's credit requirements usually include an acceptable personal payment history and minimum credit rating scores on several credit reporting agency models, and generally require that the borrower be a practicing licensed medical professional. The credit of the potential customer is checked with one or more commercial credit reporting agencies, including TRW Inc., Equifax Inc., Trans Union Corporation and Dun & Bradstreet Corporation. Appropriate professional organizations may be consulted regarding the customer's professional status. In addition to a customer's credit profile, information such as the equipment type and vendor may be considered. The type and amount of information and time required for a credit decision varies according to the nature, size and complexity of each transaction. In smaller, less complicated transactions, a decision can often be reached within one hour; more complicated transactions may require up to three or four days. Once the equipment is shipped and installed, the vendor invoices the Company. The Company verifies that the customer has received and accepted the equipment and obtains the customer's authorization to pay the vendor. Following this telephone verification, the file is forwarded to the contract administration department for audit, booking and funding and to commence automated billing and transaction accounting procedures.

    Timely and accurate vendor payments are essential to the Company's business. In order to maintain its relationships with existing vendors and attract new vendors, the Company makes most payments to vendors for financed equipment within one day of equipment delivery to the customer.

    ACFC's underwriting procedures include an evaluation of the collectibility of the borrower's receivables that are pledged to ACFC, including an evaluation of the validity of such receivables and the creditworthiness of the payors of such receivables. ACFC may also require its customers to pay for credit insurance with respect to its loans. The Loan Administration Officer of ACFC is responsible for maintaining its lending standards and for monitoring its loans and underlying collateral. Before approving a loan, ACFC examines the prospective customer's books and records, and continues to make such examinations and to monitor its customers' operations as it deems necessary during the term of the loan. Loan officers are required to rate the risk of each loan made by ACFC, and to update the rating upon receipt of any financial statement from the customer or when 90 days have elapsed since the date of the last rating. Loan loss reserves are based on a percentage of loans outstanding. An account will be placed in non-accrual status when a customer is unable to service the debt and the collateral is deteriorating.

    The Company considers its finance portfolio assets to consist of two general categories of assets based on such assets' relative risk.

    The first category of assets consists of the Company's lease contracts and notes receivable due in installments, which comprise approximately 87.7% of the Company's net investment in leases and notes at December 31, 1996 (90.1% at December 31, 1995). Substantially all of such contracts and notes are due from licensed medical professionals, principally dentists, who practice in individual or small group practices. Such contracts and notes are at fixed interest rates and have terms ranging from 12 to 84 months. The Company believes that leases and notes entered into with medical professionals are generally "small-ticket," homogeneous transactions with similar risk characteristics. Except for the amounts described in the following paragraph related to asset-based lending, all of the Company's historical provision for losses, charge offs, recoveries and allowance for losses have related to its lease contracts and notes due in installments.

    The second category of assets consists of the Company's notes receivable, which comprise approximately 12.3% of the Company's net investment in leases and notes at December 31, 1996 (9.9% at December 31, 1995). Such notes receivable consist of commercial, asset-based, revolving lines of credit to small and medium size manufacturers and distributors, at variable interest rates, and typically have terms of two years. The Company began commercial lending activities in mid-1994. Through December 31, 1996, the Company has not had any charge-offs of commercial notes receivable. The provision for losses related to the commercial notes receivable was $146,000, $95,000 and $43,000 in 1996, 1995 and 1994, respectively. The amount of the allowance for losses related to the commercial notes receivable was $284,000 and $138,000 at December 31, 1996 and 1995, respectively.

COLLECTION AND LOSS EXPERIENCE

    The delinquency statistics for the Company's equipment financing contract portfolio have improved every year since 1993. The delinquency rate (based on contractual balances more than 60 days past due) of the Company's portfolio has declined from 11.0% at December 31, 1994 to 4.2% at December 31, 1996. The Company believes that the delinquency rate has declined because of (i) the Company's comprehensive on-line credit evaluation procedure to screen financing applications, (ii) the Company's improved collection procedures and
(iii) growth in the Company's portfolio of financing contracts. The Company believes that its credit and loss experience compares favorably with other "small-ticket" equipment finance companies.

    The Company uses its own five-person in-house staff to collect late payments from customers and manage accounts that are in litigation. When an account is 30 days past due, the Company begins collection procedures. The following table illustrates HPSC's delinquent payment experience in fiscal 1994, 1995 and 1996 (excluding ACFC loans).

                         Delinquency Experience (1)

                                                                         AS OF DECEMBER 31,
                                                            ---------------------------------------------
                                                                1994              1995            1996
                                                            ------------  ----------------   ------------
                                                                       (DOLLARS IN THOUSANDS)
Total Portfolio Owned and Managed.........................  $100,045         $130,066           $189,910
Contractual Delinquencies:
  61-90 days..............................................    $1,925           $2,314             $2,134
  Over 90 days............................................     9,108            4,964              5,763
                                                            ------------  ----------------   ------------
Total Contractual Delinquencies (over 60 days)............   $11,033           $7,278             $7,897
                                                            ------------  ----------------   ------------
Contractual Delinquencies as a Percentage of Total
  Portfolio Owned and Managed
  61-90 days..............................................       1.9%             1.8%               1.1%
  Over 90 days............................................       9.1              3.8                3.1
                                                            ------------  ----------------   ------------
Total Contractual Delinquencies (over 60 days)............      11.0%             5.6%               4.2%
                                                            ------------  ----------------   -------------
Net charge-offs divided by Average Total Portfolio Owned
  and Managed (2).........................................       1.7%             1.2%               0.9%

------------------------

(1) Excludes ACFC. To date, ACFC has experienced no credit losses in its asset-based lending portfolio.

(2) Excludes losses attributable to the Company's discontinued Canadian operations.

ALLOWANCE FOR LOSSES; CHARGE-OFFS

    The Company maintains an allowance for losses in connection with equipment financing contracts and other loans held in the Company's portfolio at a level which the Company deems sufficient to meet future estimated uncollectible receivables, based on an analysis of delinquencies, problem accounts, and overall risks and probable losses associated with such contracts, and a review of the Company's historical loss experience. At December 31, 1996, this allowance for losses was 2.7% of the Company's net investment in leases and notes (before allowance). There can be no assurance that this allowance will prove to be adequate. Failure of the Company's customers to make scheduled payments under their financing contracts could require the Company to (i) make payments in connection with the recourse portion of its borrowing relating to such contract, (ii) forfeit its residual interest in any underlying equipment and (iii) forfeit cash collateral pledged as security for the Company's asset securitizations. In addition, although net charge-offs on the financing contracts originated by the Company have been 1.1% of the Company's average net investment in leases and notes (before allowance) for the year ended December 31, 1996, any increase in such losses or in the rate of payment defaults under the financing contracts originated by the Company could adversely affect the Company's ability to obtain additional funding, including its ability to complete additional asset securitizations.

    Accounts are normally charged off when future payment is deemed unlikely. The following table illustrates the Company's historical allowance for losses and charge-off experience.

                                          CHARGE-OFFS AND ALLOWANCE FOR LOSSES

                                                                                    YEAR ENDED
                                                          -------------------------------------------------------------------
                                                             DEC. 26,           DEC. 25,     DEC. 31,    DEC. 31,    DEC. 31,
                                                               1992             1993 (1)       1994        1995        1996
                                                          ---------------  --------------  ----------  ----------  ----------
                                                                                (DOLLARS IN THOUSANDS)
Allowance for losses:
Balance at beginning of period ..........................        $11,033      $  9,216      $6,897     $  4,595       $  4,482
Additions(2).............................................          4,307        15,104         754        1,266          1,114
Charge-offs..............................................         (6,179)      (17,501)     (3,350)      (1,504)        (1,609)
Recoveries...............................................             55            78         294          125             95
                                                          ---------------    -----------   -------     --------     ----------
Balance at end of period................................. $         9,216    $   6,897      $4,595     $  4,482      $   4,082
                                                          ---------------    -----------  --------     --------     ----------

Net investment in leases and notes (before allowance).....$       166,274    $ 116,649     $95,788     $124,398      $ 153,304
Ending allowance divided by net investment in leases and
  notes (before allowance)................................            5.5%         5.9%        4.8%         3.6%           2.7%
Charge-offs divided by average net investment in leases and
  notes (before allowance)................................            3.5%        12.4%        3.2%         1.4%           1.2%

------------------------

(1) In 1993, the Company experienced a substantial decrease in originations, increased selling, general and administrative costs and a substantial adjustment to its allowance for losses, in each case largely as a result of the bankruptcy of Healthco, which previously had referred to the Company substantially all of the Company's business.

(2) In connection with the sale of leases and notes during 1996 and 1995, the Company recognized estimated recourse liability of $450,000 and $30,000, respectively.

    The above table includes a provision for losses related to the commercial notes receivable of $146,000, $95,000 and $43,000 in 1996, 1995 and 1994,
respectively. The amount of the allowance for losses related to the commercial notes receivable was $284,000 and $138,000 at December 31, 1996 and 1995, respectively.

FUNDING SOURCES

    GENERAL

    The Company's principal sources of funding for its financing transactions have been: (i) a $95 million Revolver, (ii) a receivables-backed limited recourse asset securitization transaction with Funding I in an original amount of $70 million, (iii) a securitized limited recourse revolving credit facility with Bravo, currently in the amount of $100 million, (iv) a defined recourse fixed-term loan from and sales of financing contracts to savings banks and other purchasers and (v) the Company's internally generated revenues. In March 1997, the Company issued $20,000,000 principal amount 11% unsecured senior subordinated notes due 2007, yielding approximately $18,500,000 in net proceeds to the Company. Management believes that the Company's liquidity is adequate to meet current obligations and future projected levels of financings and to carry on normal operations.


    The Revolver is a line of credit arrangement under which the Company may borrow up to $95 million at any given time at variable rates. The Company is subject to extensive borrowing covenants and certain restrictions on its operations in connection with the Revolver. See "Description of Certain Indebtedness."

    The Company's securitization transactions provide funding for the Company's financing transactions at more favorable interest rates than the Company is able to obtain from conventional borrowing sources such as banks. In a securitization, the Company sells or contributes financing contracts to a special-purpose corporation ("SPC") wholly-owned by the Company. The SPC, in turn, either itself or through a third-party trust to which the SPC has pledged the financing contracts, issues securities representing an interest in the financing contracts to outside investors (the securitization). The offering proceeds from the securities are paid to the SPC, which then pays the Company for the financing contracts or makes credit available to the Company at favorable rates. Simultaneously, the Company and the SPC may arrange for interest rate swaps with institutional lenders, such that any credit extended to the Company by the SPC can be fixed at a lower rate of interest than that being paid on the Company's financing contracts. The SPC enlists the services of a credit organization to guarantee the issued securities, and pays a fee to the Company to service the underlying contracts (subject to the Company's compliance with certain financial and performance covenants). As the financing contracts generate revenue from customers' monthly payments, that revenue is used by the SPC or the trust to make payments on the securities. The SPC is intended to be bankruptcy remote, with assets entirely separate from those of the Company. It is limited in its business activities to owning the transferred financing contracts, completing the securitization of those contracts and providing credit to the Company based on the securitization. The SPC may incur indebtedness or other obligations only in relation to the securitization. The Company has found that securitizations are an effective means of obtaining credit on a limited recourse basis at favorable interest rates.

    Another funding source for the Company has been sales of its financing contracts to, and borrowing against such contracts from, a variety of savings banks. Each of these transactions is subject to certain covenants that may require the Company to (i) repurchase financing contracts from the bank and make payments under certain circumstances, including the delinquency of the underlying debtor, and (ii) service the underlying financing contracts. The Company carries a recourse reserve for each transaction in its allowance for losses and recognizes a gain that is included for accounting purposes in earned income for leases and notes for the year in which the transaction is completed. Each of these transactions incorporates the covenants under the Revolver as such covenants were in effect at the time the asset sale or loan agreement was entered into. Any default under the Revolver may trigger a default under the loan or asset sale agreements. The Company may enter into additional asset sale agreements in the future in order to manage its liquidity.

    THE REVOLVER

    The Company executed a Revolving Credit Agreement on June 23, 1994 with The First National Bank of Boston, individually and as Agent, and another bank, for borrowing up to $20 million. This agreement was amended and restated in May 1995, increasing credit availability to $50 million and adding additional lending banks. The agreement was next amended in December 1995 to increase availability to $60 million and extend the term to December 31, 1996, and amended again in July 1996 to increase availability to $75 million, and further amended in December 1996 to increase availability to $95 million. There are currently five banks providing the credit facility to the Company under the Revolver Agreement. Under the Revolver Agreement, the Company may borrow at variable rates of prime plus 0.25% to 0.50% and at LIBOR plus 1.75% to 2.00%, depending upon certain performance covenants. At December 31, 1996, the Company had approximately $40 million outstanding under this facility. The Revolver is not currently hedged and is, therefore, exposed to upward movements in interest rates. See "Description of Certain Indebtedness." The Revolver is secured by a lien on the assets of HPSC and ACFC (including a pledge of the capital stock of ACFC), including, without limitation, Customer Receivables (as defined herein). Accordingly, indebtedness under the Revolver constitutes Secured Portfolio Debt for purposes of the Indenture, and is senior in right of payment to the Notes.

    FUNDING I

    In December 1993, in a one-time receivables-backed securitization transaction, Funding I (a wholly-owned SPC of the Company) issued $70 million of secured notes ("Funding I Notes") bearing interest at 5.01% to three institutional investors, Travelers Insurance Company, Prudential Insurance Company and the Principal Group. Under the terms of the securitization, the Company sold or contributed certain of its financing contracts, equipment residual rights and rights to the underlying equipment to Funding I as collateral for the Funding I Notes (the "Collateral"). The Funding I Notes are rated "AAA" by Standard & Poor's. The required monthly payments of interest and principal to holders of the Funding I Notes are unconditionally guaranteed by Municipal Bond Investor Assurance Corporation ("MBIA") pursuant to the terms of a Note guarantee insurance policy. In connection with the securitization, the Company made an investment in Funding I, some or all of which may be required to fund payments to holders of the Funding I Notes if certain default and delinquency ratios relating to the Collateral are not met. As of December 31, 1996, Funding I had approximately $9.8 million of gross receivables as collateral for the Funding I Notes. The securitization agreement also imposes restrictions on cash balances of Funding I under certain conditions; at December 31, 1996, this restricted cash amounted to approximately $4.0 million. At December 31, 1996, the Funding I Notes had an outstanding balance of approximately $7.0 million. Note payments to investors for the years 1997 through 1999, based on projected cash flows from the Collateral, are expected to be $5.3 million, $1.3 million and $226,000, respectively. The Company is not permitted to sell or contribute additional financing contracts to Funding I as long as the current investor notes are outstanding.

    In July and August of 1996, the level of delinquencies of the contracts held in Funding I rose above certain levels, as defined in the operative documents, and triggered a payment restriction event. This restriction had the effect of "trapping" any cash distribution that the Company otherwise would have been eligible to receive. The event was considered a technical default under the Revolver, which default was waived by the lending banks. In September 1996, delinquency levels improved and the payment restrictions were removed. A payment restriction event is not unusual during the later stages of a static pool securitization and may occur again before Funding I is fully paid out. The default provisions of the Revolver Agreement were amended on December 12, 1996 to conform to the default provisions of the Funding I agreements. As a result, a payment restriction event under Funding I will not constitute a default under the Revolver unless such event continues for at least six months. There can be no assurance that any future defaults will be waived by the lending banks. Under the terms of Funding I, when the principal balance of the Funding I Notes equals the balance of the restricted cash in the facility, Funding I must automatically pay the Funding I Notes and terminate. This event is expected to occur during fiscal 1997. In the event of an early termination, the Company could incur a non-cash, non-operating charge against earnings representing the early recognition of certain unamortized deferred transaction origination costs. At December 31, 1996, these unamortized costs were approximately $400,000 and were amortizing at approximately $17,000 per month. The Notes are effectively subordinated to the Funding I Notes, which also constitute Secured Portfolio Debt. Funding I has not guaranteed payment of the Notes.

    BRAVO

    In January 1995, the Company entered into a revolving credit securitization facility (the "Facility") with another SPC, Bravo, structured and guaranteed by CapMAC. Under the Facility, the Company sells certain equipment financing contracts to Bravo which, along with the underlying equipment, serve as collateral or consideration for cash advanced to Bravo by Triple-A One Funding Corporation ("Triple-A"), a commercial paper conduit entity. Bravo, in turn, makes cash advances to the Company in return for the contracts. In November 1996, the Facility was amended to increase available borrowing to up to $100 million and to allow up to $30 million of the Facility to be used for sales of financing contracts to Triple-A from Bravo, $7.0 million of which had been used for such sales at December 31, 1996. Bravo incurs interest at variable rates in the commercial paper market and enters into interest rate swap agreements to assure fixed rate funding. Additional sales of financing contracts to Bravo from the Company may be made subject to certain covenants regarding Bravo's portfolio performance and borrowing base calculations. The Company's ability to make additional sales under the Facility (and therefore to continue to draw advances at commercial paper rates) will depend upon a number of factors, including general conditions in the credit markets and the ability of the Company to originate financing contracts which satisfy eligibility requirements set forth in the Facility documents. There can be no assurance that the Company will continue to originate eligible contracts.

    In order to secure a AAA rating for its commercial paper, Triple-A has established a liquidity line of credit with a group of liquidity banks, for which The First National Bank of Boston serves as liquidity agent. Each liquidity bank commits to make advances for a one-year term, which term may be extended at the sole option of each liquidity bank. The Facility terminates on the earlier of the termination of the liquidity banks' commitment to make liquidity advances (currently December 1997) or October 28, 1999, or upon an event of default. Upon termination of the Facility, no further advances will be made to either Bravo or the Company, and Bravo will continue to pay principal, interest and "sale" payments until all advances from Triple-A have been repaid in full. The Company had approximately $67.5 million outstanding under the Facility on December 31, 1996 and, in connection with the Facility, had 14 separate interest rate swap agreements with The First National Bank of Boston with a total notional value of approximately $65.2 million. The weighted average cost of funds associated with Bravo's borrowings under the Facility since January 1995 is approximately 7.3%.

    The Notes are effectively subordinated to Bravo's obligations to Triple-A, which also constitute Secured Portfolio Debt. Bravo has not guaranteed payment of the Notes.

    SAVINGS BANK LOAN AND SALES OF FINANCING CONTRACTS

    In April 1995, the Company entered into a secured, fixed rate, fixed term loan agreement with Springfield Institution for Savings under which the Company borrowed $3.5 million at 9.5% subject to certain recourse and performance covenants. The Company had approximately $2.4 million outstanding under this agreement at December 31, 1996. In addition, between November 1995 and December 1996, the Company sold an aggregate of $20.6 million net amount of financing contracts to the following savings banks: Cambridge Savings Bank; Century Bank and Trust Co.; First Essex Bank, FSB; and Springfield Institution for Savings. The loan agreement and the agreements evidencing financing contract sales are secured by the underlying Customer Receivables. In addition, under the recourse provisions of the agreements evidencing the financing contract sales, the Company has a contingent obligation to repurchase the Customer Receivables securing such agreements and/or make payments on such receivables under certain circumstances, including delinquencies of the underlying debtors. Upon the occurrence of a triggering event under the recourse provisions of such agreements, the Company's obligation to repurchase and/or make payments on the Customer Receivables would constitute Secured Portfolio Debt.

INFORMATION TECHNOLOGY

    The Company has developed automated information systems and telecommunications capabilities to support all areas within the organization. Systems support is provided for accounting, taxes, credit, collections, operations, sales, sales support and marketing. The Company has invested a significant amount of time and capital in computer hardware and proprietary software. The Company's computerized systems provide management with accurate and up-to-date customer data which strengthens its internal controls and assists in forecasting.

    The Company contracts with an outside consulting firm to provide information technology services and has developed its own customized computer software. The Company's Boston office is linked electronically with all of the Company's other offices. Each salesperson's laptop computer may also be linked to the computer systems in the Boston office, permitting a salesperson to respond to a customer's financing request, or a vendor's informational request, almost immediately. Management believes that its investment in technology has positioned the Company to manage increased equipment financing volume.

    The Company's centralized data processing system provides timely support for the marketing and service efforts of its salespeople and for equipment manufacturers and dealers. The system permits the Company to generate collection histories, vendor analyses, customer reports and credit histories and other data useful in servicing customers and equipment suppliers. The system is also used for financial and tax reporting purposes, internal controls, personnel training and management. The Company believes that its system is among the most advanced in the small-ticket equipment financing industry, giving the Company a competitive advantage based on the speed of its contract processing, control over credit risk and high level of service.

SALES AND MARKETING

    GENERAL

    In addition to promoting its financing services through its sales and marketing employees, most of whom work out of the Company's regional offices, the Company relies on various equipment financing referral sources and relationships with vendors and manufacturers of dental, medical and other equipment for the marketing of its services. The Company's sales and marketing staff focuses its efforts primarily on these vendors in an effort to encourage them to recommend the Company as a preferred funding source to purchasers of their equipment. The Company then enters into financing contracts directly with the vendors' customers.

    HPSC currently has 14 field sales and marketing personnel located in 14 offices throughout the United States, as well as eight sales representatives at the Company's Boston headquarters. Sales personnel are assigned to a particular region of the country or to a particular healthcare profession. Sales personnel generally can obtain approval of a financing transaction within 24 to 48 hours, and often within one hour, of completion of documentation through use of the Company's computer system. Practice finance sales and marketing is managed centrally from Boston, with leads referred to Boston from the Company's sales offices. ACFC's employees are located in West Hartford, Connecticut. Its business is presently conducted primarily in the northeastern United States with all sales and marketing efforts managed from its West Hartford office.

    The Company's sales force emphasizes customer service, including providing customized financing arrangements for individual healthcare providers. In most cases, the Company's sales representatives work directly with the vendors' potential purchasers, providing them with the guidance necessary to complete the equipment financing transaction. The Company believes that such "consultative financing" enhances customer satisfaction and loyalty.

    The Company also attempts to broaden its customer base through national advertising in trade journals and magazines, by attending trade shows and through the broad dissemination of literature describing the Company's financing programs.

    VENDORS

    The Company's sales representatives establish formal and informal relationships with equipment vendors and manufacturers. The primary objective of these relationships is for the sales representative to support the equipment manufacturer or vendor or their representatives in their sales efforts by providing timely, convenient and competitive financing for their equipment sales. In addition, the Company provides these vendors with a variety of value-added services which simultaneously promote the vendors' equipment sales as well as the selection of the Company for financing. These services include consulting with the vendors on structuring financing transactions which meet the needs of the vendor and the equipment purchaser; training the vendor's sales and management staffs to understand and market the Company's various financing products; customizing financing products to encourage product sales; and, in most cases, working directly with the vendors' potential purchasers to provide them with the guidance necessary to complete the equipment financing transaction.

    The Company believes this method of marketing is more effective than isolated solicitations of equipment purchasers. During the year ended December 31, 1996, the Company estimates that vendor relationships generated a majority of the Company's financing contract originations, but no one vendor's financing accounted for more than 13% of the Company's financing contract originations. The top ten vendors in terms of the dollar volume of the Company's financings for the year ended December 31, 1996, accounted for approximately 35% of HPSC's originations during that period.

    MARKETING PROGRAMS

    The Company employs a number of marketing strategies to promote its healthcare provider financing services. For example, the Company advertises its services in national publications targeting dental, ophthalmic and other healthcare professionals. Representatives of the Company attend approximately 80 healthcare conventions per year, as well as solicit business directly from key manufacturers and distributors of equipment. From time to time, the Company participates in special promotions with equipment vendors to encourage both the purchase and financing of healthcare equipment. The Company also distributes to its customers and others informational brochures, which are produced by the Company and which describe the various financing services provided by the Company, as well as quarterly outlook fliers and a year-end tax advisory letter.

COMPETITION

    Healthcare provider financing and asset-based lending are highly competitive businesses. The Company competes for customers with a number of national, regional and local finance companies, including those which, like the Company, specialize in financing for healthcare providers. In addition, the Company's competitors include those equipment manufacturers which finance the sale or lease of their products themselves, conventional leasing companies and other types of financial services companies such as commercial banks and savings and loan associations. Although the Company believes that it currently has a competitive advantage based on its customer-oriented financing and value-added services, many of the Company's competitors and potential competitors possess substantially greater financial, marketing and operational resources than the Company. Moreover, the Company's future profitability will be directly related to the Company's ability to obtain capital funding at favorable rates as compared to the capital costs of its competitors. The Company's competitors and potential competitors include many larger, more established companies that have a lower cost of funds than the Company and access to capital markets and to other funding sources which may be unavailable to the Company. The Company's ability to compete effectively for profitable equipment financing business will continue to depend upon its ability to procure funding on attractive terms, to develop and maintain good relations with new and existing equipment suppliers, and to attract additional customers.

    Historically, the Company's equipment finance business has concentrated on leasing small-ticket dental, medical and office equipment. The Company may in the future finance more expensive equipment than it has in the past. As it does so, the Company's competition can be expected to increase. In addition, the Company may face greater competition with its expansion into the practice finance and asset-based lending markets.

EMPLOYEES

    At December 31, 1996, the Company had 67 full-time employees, seven of whom work for ACFC, and none of whom was represented by a labor union. Approximately 13 of the Company's employees are engaged in credit, collections and lease documentation, approximately 30 are in sales, marketing and customer service, and 19 are engaged in general administration, tax and accounting. Management believes that the Company's employee relations are good.

ITEM 2 PROPERTY

    The Company leases approximately 11,320 square feet of office space at 60 State Street, Boston, Massachusetts for approximately $24,000 per month. This lease expires on May 31, 1999 with a five-year extension option. ACFC leases approximately 2,431 square feet at 433 South Main Street, West Hartford, Connecticut for approximately $4,000 per month. This lease expires on August 31, 1999 with a three-year extension option. The Company's total rent expense for 1996 under all operating leases was $390,665. The Company also rents space as required for its sales locations on a short-term basis. The Company believes that its facilities are adequate for its current operations and for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

    Although the Company is from time to time subject to actions or claims for damages in the ordinary course of its business and engages in collection proceedings with respect to delinquent accounts, the Company is aware of no such actions, claims, or proceedings currently pending or threatened that are expected to have a material adverse effect on the Company's business, operating results or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The table below sets forth the representative high and low bid prices for shares of the Common Stock in the over the counter market as reported by the NASDAQ National Market System (Symbol: "HPSC") for the fiscal years 1996 and 1995:

1996 FISCAL YEAR                         HIGH        LOW               1995 FISCAL YEAR               HIGH        LOW
-------------------------------------  ---------  ---------  -------------------------------------  ---------  ---------
First Quarter........................  $   5 3/4  $   4 1/2  First Quarter........................  $   5 1/2  $   3 5/8
Second Quarter.......................      7 3/8      4 1/2  Second Quarter.......................      5          4 3/8
Third Quarter........................     7 3/16      5 3/4  Third Quarter........................      5 1/8      4 1/2
Fourth Quarter.......................      6 3/4      5 7/8  Fourth Quarter.......................      5 1/4      4 1/2

    The foregoing quotations represent prices between dealers, and do not include retail markups, markdowns, or commissions.

HOLDERS

                                                                  APPROXIMATE NUMBER OF HOLDERS OF RECORD
TITLE OF CLASS                                                           (AS OF FEBRUARY 28, 1997)
--------------------------------------------------------------  --------------------------------------------
Common Stock, par value $.01 per share                                               95(1)

(1) This number does not reflect beneficial ownership of shares held in "nominee" or "street" name.

DIVIDENDS

    The Company has never paid any dividends and anticipates that for the foreseeable future its earnings will be retained for use in its business.

RECENT SALES OF UNREGISTERED STOCK

    The Company granted a non-qualified stock option to Lowell P. Weicker, Jr., a director of the Company, on December 7, 1995 for the purchase of 4,000 shares of Common Stock of the Company at an exercise price of $4.75 per share (the market price per share on the date of grant). Any shares purchased by Mr. Weicker under this option will not be registered under the Securities Act. Mr. Weicker's option will expire on December 7, 2005 unless terminated earlier in accordance with the terms of the option agreement.

    The Company granted a non-qualified stock option to Terry Lierman effective April 9, 1996 for the purchase of 10,000 shares of Company Common Stock at an exercise price of $4.50 per share, in recognition of Mr. Lierman's agreement to assist the Company in obtaining certain financing transactions. Any shares purchased by Mr. Lierman under this option will not be registered under the Securities Act. Mr. Lierman's option will expire on April 9, 2001 unless terminated earlier in accordance with the terms of the option agreement.

ITEM 6. SELECTED FINANCIAL DATA

                                                                         YEAR ENDED
                                              ----------------------------------------------------------------
                                                  DEC. 26,       DEC. 25,    DEC. 31,    DEC. 31,    DEC. 31,
                                                    1992         1993 (1)    1994 (2)      1995        1996
                                              ----------------  ----------  ----------  ----------  ----------
                                                      (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Statement of Operations Data:
Earned income on leases and notes...........  $         21,734  $   17,095  $   11,630  $   12,871  $   17,515
Gain on sales of leases and notes...........                --          --          --          53       1,572
Provision for losses........................            (4,307)    (15,104)       (754)     (1,296)     (1,564)
                                              ----------------  ----------  ----------  ----------  ----------
           Net revenues.....................            17,427       1,991      10,876      11,628      17,523
Selling, general and administrative
  expenses..................................             3,574       5,160       6,970       5,984       8,059
Interest expense............................            10,663       9,057       3,514       5,339       8,146
Interest income.............................               (54)        (78)       (358)       (375)       (261)
Loss on write-off of foreign currency
  translation adjustment (3)................                --          --          --         601          --
                                              ----------------  ----------  ----------  ----------  ----------
Income (loss) before income taxes...........             3,244     (12,148)        750          79       1,579
Provision (benefit) for income taxes........             1,260      (4,870)        300         204         704
                                              ----------------  ----------  ----------  ----------  ----------
Net income (loss)...........................  $          1,984  $   (7,278) $      450  $     (125) $      875
                                              ----------------  ----------  ----------  ----------  ----------
Net income (loss) per share.................  $           0.40  $    (1.48) $     0.09  $    (0.03) $     0.22
                                              ----------------  ----------  ----------  ----------  ----------
Shares used to compute net income (loss) per
  share.....................................         4,922,473   4,923,233   4,989,391   3,881,361   4,067,236

                                 DEC. 26,       DEC. 25,        DEC. 31,           DEC. 31,       DEC. 31,
                                   1992         1993 (1)          1994               1995          1996
                            ------------------  ---------  ------------------  ----------------  ---------
                                           (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Balance Sheet Data:
Cash and cash
  equivalents.............     $      625          $16,600       $    419         $     861     $   2,176
Restricted cash...........             --               --          7,936             5,610         6,769
Net investment in leases
  and notes...............        157,058          109,752         91,193           119,916       149,222
Total assets..............        158,857          130,437        103,148           130,571       163,217
Revolving credit
  borrowings..............         24,584            7,130         16,500            39,000        40,000
Senior notes..............         50,000           50,000         41,024            49,523        76,737
Senior Subordinated
  Notes...................             --               --             --                --            --
Subordinated debt.........         19,090           19,962             --                --            --
Total liabilities.........        113,816           92,816         70,326            97,410       128,885
Total stockholders'
  equity..................         45,041           37,621         32,822            33,161        34,332

------------------------

(1) In 1993, the Company experienced a substantial decrease in new business, increased selling, general and administrative costs and a substantial adjustment to its loan loss reserves, in each case largely as a result of the bankruptcy of Healthco, which previously had referred to the Company substantially all of the Company's business.

(2) For 1994 and prior years, the Company's fiscal year was the 52 or 53-week period ending on the last Saturday of the calendar year. The 1994 fiscal year covers the 53-week period from December 26, 1993 to December 31, 1994. In fiscal year 1995, the Company changed its fiscal year-end to December 31.

(3) Reflects a one-time, non-cash loss on write-off of cumulative foreign currency translation adjustments related to the Company's discontinued Canadian operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    FISCAL YEARS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

    Earned income from leases and notes for 1996 was $17,515,000 (including $2,643,000 from ACFC) as compared to $12,871,000 ($1,316,000 from ACFC) for
1995. This increase of approximately 36.1% was due primarily to the increase in the net investment in leases and notes from 1995 to 1996. The increase in net investment in leases and notes resulted from an increase of approximately 41.4% in the Company's financing contract originations for fiscal 1996 to approximately $97,000,000 (including approximately $10,000,000 in ACFC originations, and excluding $3,800,000 of initial direct costs) from $68,600,000 (including $7,600,000 in ACFC originations, and excluding $3,000,000 of initial direct costs) for 1995. Gains on sales of leases and notes increased to $1,572,000 in 1996 compared to $53,000 in 1995. This increase was caused by higher levels of sales activity in 1996. Earned income on leases and notes is a function of the amount of net investment in leases and notes and the level of financing contract interest rates. Earned income is recognized over the life of the net investment in leases and notes, using the interest method.

    Interest expense net of interest income on cash balances for 1996 was $7,885,000 (45.0% of earned income) compared to $4,964,000 (38.6% of earned income) for 1995, an increase of 58.8%. The increase in net interest expense was due primarily to a 31.9% increase in debt levels from 1995 to 1996, which resulted from borrowings to finance the Company's financing contract originations. The increase as a percentage of earned income was due to higher interest rates on debt in 1996 as compared to 1995.

    Net financing margin (earned income less net interest expense) for fiscal 1996 was $9,630,000 (55.0% of earned income) as compared to $7,907,000 (61.4%
of earned income) for 1995. The increase in amount was due to higher earnings on a higher balance of earning assets. The decline in percentage of earned income was due to higher debt during 1996 as compared to 1995.

    The provision for losses for fiscal 1996 was $1,564,000 (8.9% of earned income) compared to approximately $1,296,000 (10.1% of earned income) for 1995. This increase in amount resulted from higher levels of new financings in 1996 and the Company's continuing evaluation of its allowance for losses. The allowance for losses at December 31, 1996 was $4,082,000 (2.7% of net investment in leases and notes) as compared to $4,482,000 (3.7% of net investment in leases and notes) at December 31, 1995. Net charge-offs were $1,500,000 in 1996 compared to $1,400,000 in 1995.

    Selling, general and administrative expenses for fiscal 1996 were $8,059,000 (46.0% of earned income) as compared to $5,984,000 (46.5% of earned income) for 1995. This increase resulted from increased staffing and systems and support costs required by higher volumes of financing activity in 1996 and anticipated near-term growth.

    In 1995, the Company incurred a loss on write-off of foreign currency translation adjustment of approximately $601,000 in connection with substantial liquidation of the Company's investment in its Canadian subsidiary. The Company incurred no such loss in 1996.

    The Company's income before income taxes for fiscal 1996 was $1,579,000 compared to $79,000 for 1995. The provision for income taxes was $704,000 (44.6% of income before tax) in 1996 compared to $204,000 (258.2%) in 1995.
The 1995 provision was affected by the $601,000 foreign currency translation adjustment related to the Company's Canadian operations that was not deductible.

    The Company's net income for fiscal 1996 was $875,000 or $0.22 per share compared to ($125,000) or ($0.03) per share for 1995. The increase in 1996 over 1995 was due to higher earned income from leases and notes and gains on sales offset by increases in the provision for losses, higher selling, general and administrative expenses, higher average debt levels and higher average rates of interest on debt and a foreign currency translation adjustment in 1995.

    At December 31, 1996, the Company had approximately $47,500,000 of customer applications which had been approved but had not resulted in a completed transaction, compared to approximately $39,900,000 of such customer applications at December 31, 1995. Not all approved applications will result in completed financing transactions with the Company.

    FISCAL YEARS ENDED DECEMBER 31, 1995 AND DECEMBER 31, 1994

    Earned income from leases and notes for fiscal 1995 was $12,871,000 compared to $11,630,000 in 1994. This increase of 10.7% resulted primarily from an increase of 31.5% in the net investment in leases and notes from 1994 to 1995. The Company financed new portfolio assets at a cost of $68,600,000 million in 1995 compared to $32,600,000 in 1994, a 110.4% increase in the value of assets financed.

    Interest expense net of interest income on cash balances for 1995 was $4,964,000 (38.6% of earned income) compared to $3,156,000 (27.1% of earned income) in 1994. The 57.3% increase in amount was due primarily to a 42.7% increase in the level of debt required to support the increase in new portfolio assets and higher average interest rates in 1995. The Company funded its business in 1995 in part with fixed rate and revolving credit arrangements. See "Liquidity and Capital Resources" and Note B to the Company's Consolidated Financial Statements contained elsewhere in this annual report on Form 10-K.

    Net financing margin for fiscal 1995 was $7,907,000 (61.4% of earned income), compared to approximately $8,474,000 (72.9% of earned income) in fiscal 1994. The declines in both the amount of net interest margin and its percentage of earned income were due to the Company's higher levels of debt at higher average interest rates on debt in 1995 as compared to 1994.

    The provision for losses was $1,296,000 (10.1% of earned income) in 1995 as compared to $754,000 (6.5% of earned income) in 1994. The allowance for losses at December 31, 1995 was $4,482,000 (3.7% of net investment in leases and notes), compared to approximately $4,595,000 (5.0% of net investment in leases and notes) at December 31, 1994. Net charge-offs were approximately $1,400,000 in 1995 compared to approximately $3,100,000 in 1994. The increase in the provision for losses was due to the higher level of financing contract originations and the Company's continuing adjustment of the provision for losses to reflect the risks and diversification in its portfolio.

    Selling, general and administrative expenses were $5,984,000 (46.5% of earned income) in fiscal year 1995 compared to $6,970,000 (59.9% of earned income) in fiscal year 1994. The decrease in amount was due to a reduction in expenses related to the Company's discontinued Canadian operations in 1995 and the reversal of certain accruals related to the uncertain impact on the Company of the bankruptcy of Healthco in 1993.

    In 1994, the Company discontinued its Canadian operations as part of its strategic plan to focus on its business in the United States. Consistent with this strategy, and in an effort to begin to liquidate its Canadian operations, the Company in 1994 sold a large portion of its Canadian portfolio to Newcourt Credit Group, Inc. ("Newcourt") for approximately $7,000,000 and used most of the proceeds to repay third party debt. Some of the proceeds were repatriated to the Company. As part of the sale agreement, the Company entered into a service agreement whereby Newcourt agreed to manage certain accounts over the next two-year period ending June 30, 1996. Since the Company no longer generated new business in Canada, these managed accounts were written down to estimated net realizable value. As a result of the transaction with Newcourt the Company's total investment in Canada decreased from approximately $3,800,000 to approximately $2,100,000 at December 31, 1994. In 1995, the Company continued to liquidate its Canadian assets and repatriated another $700,000 to the United States. At December 31, 1995, after currency adjustments, the Company's investment in Canada was less than $800,000. Accordingly, the Company was deemed to have substantially liquidated its Canadian investment. Therefore, in accordance with Statement of Financial Accounting Standards No. 52 ("Foreign Currency Translation"), the Company recognized in earnings the cumulative translation losses incurred in prior years that had been deferred as a separate component of equity.

    The Company had income before income taxes in 1995 of $79,000 compared to $750,000 in 1994. The provision for income taxes was $204,000 (258.2% of income before tax) in 1995 compared to $300,000 (40%) in 1994. The provision for income taxes in 1995 was 258.2% of income before income taxes, due to the fact that the $601,000 foreign currency translation adjustment related to the Company's Canadian operations was not deductible. In addition, the Company had a $128,000 reduction in its tax provision for a 1995 Canadian provincial refund of taxes from prior years.

    The Company's net loss was $125,000 or $0.03 per share in 1995 compared to net income of $450,000 or $0.09 per share in 1994. The decrease in 1995 was primarily caused by the recognition of a non-cash write-off of a cumulative foreign currency translation adjustment of $601,000 related to the Company's discontinued Canadian operations.

    The earnings per share impact from the Company's repurchase and retirement of treasury shares in 1995 was less than $0.01. Earnings per share were unfavorably affected in 1995 by $0.16 per share due to the 1995 write-off of the Company's cumulative translation adjustment from the substantial liquidation of its Canadian operations.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's financing activities require substantial amounts of capital, and its ability to originate new financing transactions is dependent on the availability of cash and credit. The Company currently has access to credit under the Revolver, its securitization transactions with Bravo, and a loan secured by financing contracts. The Company obtains cash from sales of its financing contracts to various savings banks and from lease and note payments. Substantially all of the assets of HPSC and ACFC and the stock of ACFC have been pledged to HPSC's lenders as security under HPSC's various short and long-term credit arrangements. Borrowings under the securitizations are secured by financing contracts, including the amounts receivable thereunder and the assets securing the financing contracts. The securitizations are limited recourse obligations of the Company, structured so that the cash flow from the securitized financing contracts services the debt. In these limited recourse transactions, the Company retains some risk of loss because it shares in any losses incurred, and it may forfeit the residual interest, if any, it has in the securitized financing contracts should a default occur. The Company's borrowings under the Revolver are full recourse obligations of HPSC. Most of the Company's borrowings under the Revolver are used to temporarily fund new financing contracts entered into by the Company and are repaid with the proceeds obtained from other full or limited recourse financings and cash flow from the Company's financing transactions.

    At December 31, 1996, the Company had $8,945,000 in cash, cash equivalents and restricted cash as compared to $6,471,000 at the end of 1995. As described in Note D to the Company's Consolidated Financial Statements, $6,769,000 of such cash was restricted pursuant to financing agreements as of December 31, 1996, compared to $5,610,000 at December 31, 1995.

    Cash provided by operating activities was $6,680,000 million for the year ended December 31, 1996 compared to $4,514,000 in 1995 and cash used in operating activities of $2,598,000 in 1994. The significant components of cash provided for 1996 as compared to 1995 were an increase in net income in 1996 to $875,000 from a loss of $125,000 in 1995; an increase in the gain on sales of leases and notes to $1,572,000 in 1996 from $53,000 in 1995, which was caused by a higher level of sales activity in 1996; and an increase in accounts payable and accrued liabilities of $2,379,000 in 1996 as compared to 1995, which was caused by a higher level of originations of lease contracts and notes receivable in 1996 as compared to 1995.

    Cash used in investing activities was $34,406,000 for the year ended December 31, 1996 compared to $32,615,000 in 1995 and cash provided by investing activities of $15,675,000 in 1994. The primary components of cash used in investing activity for 1996 as compared to 1995 were an increase in originations of lease contracts and notes receivable to $90,729,000 from $63,945,000 in 1995, offset by an increase in proceeds from sales of lease contracts and notes receivable to $24,344,000 in 1996 from $1,630,000 in 1995.

    Cash provided by financing activities was $29,041,000 for the year ended December 31, 1996 compared to cash provided by financing activities of $28,543,000 for 1995 and cash used in financing activities of $29,258,000 in 1994. The significant components of cash provided by financing activity in 1996 as compared to 1995 were an increase in the proceeds from issuance of senior notes in 1996 to $52,973,000 from $28,422,000 in 1995, offset by repayments of senior notes in 1996 of $26,019,000 compared to $23,385,000 in 1995 and a decrease in net proceeds from demand and revolving notes payable to banks to $1,000,000 in 1996 from $25,570,000 in 1995.

    On December 27, 1993, the Company raised $70,000,000 through an asset securitization transaction in which its wholly-owned subsidiary, Funding I, issued senior secured notes (the "Funding I Notes") at a rate of 5.01%. The Funding I Notes are secured by a portion of the Company's portfolio which it sold in part and contributed in part to Funding I. Proceeds of this financing were used to retire $50,000,000 of 10.125% senior notes due December 28, 1993, and $20,000,000 of 10% subordinated notes due January 15, 1994. The Funding I Notes had an outstanding balance of $6,861,000 at December 31, 1996. In July and August of 1996, the level of delinquencies in Funding I rose above specified levels and triggered a payment restriction event. This restriction had the effect of "trapping" any cash distribution that the Company otherwise would have been eligible to receive. The event was considered a technical default under the Revolver Agreement, which default was waived by the lending banks in September 1996. In September 1996, delinquency levels improved and the payment restrictions were removed. A payment restriction event is not unusual during the later stages of a static pool securitization and may occur again before Funding I is fully paid out. The Revolver Agreement was amended and restated on December 12, 1996, amending the default provisions with respect to Funding I payment restriction events to conform to the default provisions of the Funding I agreements. As a result, a payment restriction event under Funding I will not constitute a default under the Revolver Agreement unless such event continues for at least six months. There can be no assurance that any future defaults will be waived by the lending banks. Under the terms of the Funding I securitization, when the principal balance of the Funding I Notes equals the balance of the restricted cash in the facility, Funding I must automatically pay the Funding I Notes and terminate. This event may occur during fiscal 1997, prior to the scheduled termination of Funding I. In the event of an early termination, the Company would incur a non-cash, non-operating charge against earnings representing the early recognition of certain unamortized deferred transaction origination costs. At December 31, 1996, these unamortized costs were approximately $400,000 and were amortizing at approximately $17,000 per month.

    The Revolver Agreement, as amended and restated, increased the Company's availability under the Revolver to $95,000,000. Under the Revolver Agreement, the Company may borrow at variable rates of prime and at LIBOR plus 1.25% to 1.75%, dependent on certain performance covenants. At December 31, 1996, the Company had $40,000,000 outstanding under this facility and $55,000,000 available for borrowing, subject to borrowing base limitations. The Revolver Agreement currently is not hedged and is, therefore, exposed to upward movements in interest rates.

    As of January 31, 1995, the Company, along with its newly-formed, wholly-owned, special-purpose subsidiary Bravo, established a $50,000,000 revolving credit facility structured and guaranteed by Capital Markets Assurance Corporation ("CapMAC"). Under the terms of the facility, Bravo, to which the Company has sold and may continue to sell or contribute certain of its portfolio assets, pledges its interests in these assets to a commercial-paper conduit entity. Bravo incurs interest at variable rates in the commercial paper market and enters into interest rate swap agreements to assure fixed rate funding. Monthly settlements of principal and interest payments are made from the collection of payments on Bravo's portfolio. HPSC may make additional sales to Bravo subject to certain covenants regarding Bravo's portfolio performance and borrowing base calculations. The Company is the servicer of the Bravo portfolio, subject to meeting certain covenants. The required monthly payments of principal and interest to purchasers of the commercial paper are guaranteed by CapMAC pursuant to the terms of the agreement. The Company had $67,524,000 outstanding under the Bravo facility at December 31, 1996, and, in connection with this facility, had 14 separate interest rate swap agreements with The First National Bank of Boston with a total notional value of $65,231,000. Effective November 5, 1996, the Bravo facility was increased to $100,000,000 and amended to provide that up to $30,000,000 of such facility may be used as sales of receivables from Bravo for accounting purposes. The Company had $6,991,000 outstanding from sales of receivables under this portion of the facility at December 31, 1996.

    In April 1995, the Company entered into a fixed rate, fixed term loan agreement with Springfield Institution for Savings ("SIS") under which the Company borrowed $3,500,000 at 9.5% subject to certain recourse and performance covenants. The Company had $2,352,000 outstanding under this agreement at December 31, 1996. Also in fiscal 1995, the Company entered into a sale agreement with SIS under which it sold approximately $1,700,000 of financing contracts (which included a cash payment of $1,500,000 and scheduled future payments of $200,000), subject to certain recourse covenants and servicing of these contracts by the Company, and recognized a net gain of approximately $53,000 in connection with the sale. Through December 31, 1996, the Company had entered into several similar sale agreements with savings banks and the Bravo securitization facility under which it received a total of $24,344,000 during 1996 and recognized a net gain of $1,572,000.

    Amortization of debt discount of $0, $0 and $38,000 in 1996, 1995 and 1994, respectively, is included in interest expense.

    The Company's existing senior secured debt, issued in connection with certain securitization transactions as shown on the balance sheet contained in the Company's Consolidated Financial Statements appearing elsewhere, reflect its approximate fair market value. The fair market value is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same maturity.

    In March 1997, the Company issued $20,000,000 principal amount 11% unsecured senior subordinated notes due 2007, yielding approximately $18,500,000 in net proceeds to the Company (the "Note Offering"). The Company used the net proceeds to repay, in part, amounts outstanding under the Revolver.

    Management believes that the Company's liquidity, resulting from the availability of credit under the Revolver, the Bravo facility and the loan from SIS, along with cash obtained from the sales of its financing contracts and from internally generated revenues and the net proceeds of the Note Offering, is adequate to meet current obligations and future projected levels of financings and to carry on normal operations. In order to finance adequately its anticipated growth, the Company will continue to seek to raise additional capital from bank and non-bank sources, make selective use of asset sale transactions in 1997 and use its current credit facilities. The Company expects that it will be able to obtain additional capital at competitive rates, but there can be no assurance it will be able to do so.

    Inflation in the form of rising interest rates could have an adverse impact on the interest rate margins of the Company and its ability to maintain adequate earning spreads on its portfolio assets.

    CERTAIN ACCOUNTING PRONOUNCEMENTS

    The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Current tax liabilities or assets are recognized, through charges or credits to the current tax provision, for the estimated taxes payable or refundable for the current year. Net deferred tax liabilities or assets are recognized, through charges or credits to the deferred tax provision, for the estimated future tax effects, based on enacted tax rates, attributable to temporary differences. Deferred tax liabilities are recognized for temporary differences that will result in amounts taxable in the future, and deferred tax assets are recognized for temporary differences and tax benefit carryforwards that will result in amounts deductible or creditable in the future.

    Effective January 1, 1995, the Company adopted prospectively Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosure." These standards apply to the Company's practice acquisition loans and asset-based lending. The standards require that a loan be classified and accounted for as an impaired loan when it is probable that the Company will be unable to collect all principal and interest due on the loan in accordance with the loan's original contractual terms. Impaired loans are valued based on the present value of expected future cash flows, using the interest rate in effect at the time the loan was placed on nonaccrual status. A loan's observable market value or collateral value may be used as an alternative valuation technique. Impairment exists when the recorded investment in a loan exceeds the value of the loan measured using the above-mentioned valuation techniques. Such impairment is recognized as a valuation reserve, which is included as a part of the Company's allowance for losses. The adoption of these new standards did not have a material impact on the Company's allowance for losses.

    In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation." This standard was effective January 1, 1996. The standard encourages, but does not require, adoption of a fair value-based accounting method for stock-based compensation arrangements and would supersede the provisions of Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees." An entity may continue to apply APB No. 25 provided the entity discloses its pro forma net income and earnings per share as if the fair value-based method had been applied in measuring compensation cost. The Company continues to apply APB No. 25 and to disclose the pro forma information required by SFAS No. 123.

    Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125), effective for the Company on January 1, 1997, provides new methods of accounting and reporting for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 127 has delayed the effective date of certain sections of SFAS 125 until January 1, 1998. The Company's adoption of the appropriate sections of SFAS 125 is not expected to have a material effect on the Company's financial position or results of operations.

                           FORWARD-LOOKING STATEMENTS

    This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act. Discussions containing such forward-looking statements may be found in the material set forth under "Management's Discussion and Analysis of Financial Condition and Results of

Operations" and "Business," as well as within the annual report generally. When used in this annual report, the words "believes," "anticipates," "expects," "plans," "intends," "estimates," "continue," "could," "may" or "will" (or the negative of such words) and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially from those described in the forward-looking statements as a result of the risk considerations set forth below and the matters set forth in this annual report generally. HPSC cautions the reader, however, that such list of considerations may not be exhaustive. HPSC undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

                             CERTAIN CONSIDERATIONS

    Dependence on Funding Sources; Restrictive Covenants. The Company's financing activities are capital intensive. The Company's revenues and profitability are related directly to the volume of financing contracts it originates. To generate new financing contracts, the Company requires access to substantial short- and long-term credit. To date, the Company's principal sources of funding for its financing transactions have been (i) a revolving credit facility with The First National Bank of Boston, as Agent, for borrowing up to $95.0 million (the "Revolver"), (ii) borrowings under a receivables-backed limited recourse asset securitization transaction with Funding I in an original amount of $70.0 million, (iii) a $100.0 million limited recourse revolving credit facility with Bravo, (iv) a fixed-rate, full recourse term loan from a savings bank, (v) specific recourse sales of financing contracts to savings banks and other purchasers ((iv) and (v) constitute "Savings Bank Indebtedness") and (vi) the Company's internally generated revenues. There can be no assurance that the Company will be able to negotiate a new revolving credit facility at the end of the current term of the Revolver in December 1997, complete additional asset securitizations or obtain other additional financing, when needed and on acceptable terms. The Company would be adversely affected if it were unable to continue to secure sufficient and timely funding on acceptable terms. The agreement governing the Revolver (the "Revolver Agreement") contains numerous financial and operating covenants. There can be no assurance that the Company will be able to maintain compliance with these covenants, and failure to meet such covenants would result in a default under the Revolver Agreement. Moreover, the Company's financing arrangements with Bravo and the savings banks described above incorporate the covenants and default provisions of the Revolver Agreement. Thus, any default under the Revolver Agreement will also trigger defaults under these other financing arrangements. In addition, the Indenture contains certain covenants that could restrict the Company's access to funding.

    Securitization Recourse; Payment Restriction and Default Risk. As part of its overall funding strategy, the Company utilizes asset securitization transactions with wholly-owned, bankruptcy-remote subsidiaries to seek fixed rate, matched-term financing. The Company sells financing contracts to these subsidiaries which, in turn, either pledge or sell the contracts to third parties. The third parties' recourse with regard to the pledge or sale is limited to the contracts sold to the subsidiary. If the contract portfolio of these subsidiaries does not perform within certain guidelines, the subsidiaries must retain or "trap" any monthly cash distribution to which the Company might otherwise be entitled. This restriction on cash distributions could continue until the portfolio performance returns to acceptable levels (as defined in the relevant agreements), which restriction could have a negative impact on the cash flow available to the Company. There can be no assurance that the portfolio performance would return to acceptable levels or that the payment restrictions would be removed. In July and August of 1996, the level of delinquencies of the contracts held in Funding I rose above specified levels and triggered such a payment restriction event, "trapping" any cash distributions to the Company. The event was considered a default under the Revolver Agreement, which default was waived by the lending banks. In September 1996, delinquency levels improved and the payment restrictions were removed. A payment restriction event may occur again before Funding I is fully paid out. The default provisions of the Revolver Agreement were amended in December 1996 to conform to the default provisions of the Funding I agreements. As a result, a payment restriction event under Funding I will not constitute a default under the Revolver Agreement unless such event continues for at least six months. There can be no assurance that any future defaults will be waived by the lending banks.

    Customer Credit Risks. The Company maintains an allowance for doubtful accounts in connection with payments due under financing contracts originated by the Company (whether or not such contracts have been securitized, held as collateral for loans to the Company or, when sold, a separate recourse reserve is maintained) at a level which the Company deems sufficient to meet future estimated uncollectible receivables, based on an analysis of the delinquencies, problem accounts, and overall risks and probable losses associated with such contracts, together with a review of the Company's historical credit loss experience. There can be no assurance that this allowance or recourse reserve will prove to be adequate. Failure of the Company's customers to make scheduled payments under their financing contracts could require the Company to (i) make payments in connection with its recourse loan and asset sale transactions, (ii) lose its residual interest in any underlying equipment and (iii) forfeit collateral pledged as security for the Company's limited recourse asset securitizations. In addition, although the provision for losses on the contracts originated by the Company have been 1.1% of the Company's net investment in leases and notes for 1996, any increase in such losses or in the rate of payment defaults under the financing contracts originated by the Company could adversely affect the Company's ability to obtain additional financing, including its ability to complete additional asset securitizations and secured asset sales or loans. There can be no assurance that the Company will be able to maintain or reduce its current level of credit losses.

    Competition. The Company's financing activities are highly competitive. The Company competes for customers with a number of national, regional and local finance companies, including those which, like the Company, specialize in financing for healthcare providers. In addition, the Company's competitors include those equipment manufacturers which finance the sale or lease of their products themselves, conventional leasing companies and other types of financial services companies such as commercial banks and savings and loan associations. Many of the Company's competitors and potential competitors possess substantially greater financial, marketing and operational resources than the Company. Moreover, the Company's future profitability will be directly related to its ability to obtain capital funding at favorable funding rates as compared to the capital costs of its competitors. The Company's competitors and potential competitors include many larger, more established companies that have a lower cost of funds than the Company and access to capital markets and to other funding sources that may be unavailable to the Company. There can be no assurance that the Company will be able to continue to compete successfully in its targeted markets.

    Equipment Market Risk. The demand for the Company's equipment financing services depends upon various factors not within its control. These factors include general economic conditions, including the effects of recession or inflation, and fluctuations in supply and demand related to, among other things, (i) technological advances in and economic obsolescence of the equipment and (ii) government regulation of equipment and payment for healthcare services. The acquisition, use, maintenance and ownership of most types of medical and dental equipment, including the types of equipment financed by the Company, are affected by rapid technological changes in the healthcare field and evolving federal, state and local regulation of healthcare equipment, including regulation of the ownership and resale of such equipment. Changes in the reimbursement policies of the Medicare and Medicaid programs and other third-party payors, such as insurance companies, as well as changes in the reimbursement policies of managed care organizations, such as health maintenance organizations, may also affect demand for medical and dental equipment and, accordingly, may have a material adverse effect on the Company's business, operating results and financial condition.

    Changes in Healthcare Payment Policies. The increasing cost of medical care has brought about federal and state regulatory changes designed to limit governmental reimbursement of certain healthcare providers. These changes include the enactment of fixed-price reimbursement systems in which the rates of payment to hospitals, outpatient clinics and private individual and group practices for specific categories of care are determined in advance of treatment. Rising healthcare costs may also cause non-governmental medical insurers, such as Blue Cross and Blue Shield associations and the growing number of self-insured employers, to revise their reimbursement systems and policies governing the purchasing and leasing of medical and dental equipment. Alternative healthcare delivery systems, such as health maintenance organizations, preferred provider organizations and managed care programs, have adopted similar cost containment measures. Other proposals to reform the United States healthcare system are considered from time to time. These proposals could lead to increased government involvement in healthcare and otherwise change the operating environment for the Company's customers. Healthcare providers may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investment in medical and dental equipment. Future changes in the healthcare industry, including governmental regulation thereof, and the effect of such changes on the Company's business cannot be predicted. Changes in payment or reimbursement programs could adversely affect the ability of the Company's customers to satisfy their payment obligations to the Company and, accordingly, may have a material adverse effect on the Company's business, operating results and financial condition.

    Interest Rate Risk. Except for $18.7 million of the Company's financing contracts, which are at variable interest rates with no scheduled payments, the Company's financing contracts require the Company's customers to make payments at fixed interest rates for specified terms. However, approximately $40.0 million of the Company's borrowings currently are subject to a variable interest rate. Consequently, an increase in interest rates, before the Company is able to secure fixed-rate, long-term financing for such contracts or to generate higher-rate financing contracts to compensate for the increased borrowing cost, could adversely affect the Company's business, operating results and financial condition. The Company's ability to secure additional long-term financing and to generate higher-rate financing contracts is limited by many factors, including competition, market and general economic conditions and the Company's financial condition.

    Residual Value Risk. At the inception of its equipment leasing transactions, the Company estimates what it believes will be the fair market value of the financed equipment at the end of the initial lease term and records that value (typically 10% of the initial purchase price) on its balance sheet. The Company's results of operations depend, to some degree, upon its ability to realize these residual values (as of December 31, 1996, the estimated residual value of equipment at the end of the lease term was approximately $9.3 million, representing approximately 5.7% of the Company's total assets). Realization of residual values depends on many factors, several of which are not within the Company's control, including, but not limited to, general market conditions at the time of the lease expiration; any unusual wear and tear on the equipment; the cost of comparable new equipment; the extent, if any, to which the equipment has become technologically or economically obsolete during the contract term; and the effects of any new government regulations. If, upon the expiration of a lease contract, the Company sells or refinances the underlying equipment and the amount realized is less than the original recorded residual value for such equipment, a loss reflecting the difference will be recorded on the Company's books. Failure to realize aggregate recorded residual values could thus have an adverse effect on the Company's business, operating results and financial condition.

    Sales of Receivables. As part of the Company's portfolio management strategy and as a source of funding of its operations, the Company has sold selected pools of its lease contracts and notes receivable due in installments to a variety of savings banks. Each of these transactions is subject to certain covenants that require the Company to (i) repurchase financing contracts from the bank and/or make payments under certain circumstances, including the delinquency of the underlying debtor, and (ii) service the underlying financing contracts. The Company carries a recourse reserve for each transaction in its allowance for losses and recognizes a gain that is included for accounting purposes in earned income for leases and notes for the year in which the transaction is completed. Each of these transactions incorporates the covenants under the Revolver as such covenants were in effect at the time the asset sale or loan agreement was entered into. Any default under the Revolver may trigger a default under the loan or asset sale agreements. The Company may enter into additional asset sale agreements in the future in order to manage its liquidity. The level of recourse reserves established by the Company in relation to these sales may not prove to be adequate. Failure of the Company to honor its repurchase and/or payment commitments under these agreements could create an event of default under the loan or asset sale agreements and under the Revolver. There can be no assurance that a continuing market can be found to sell these types of assets or that the purchase prices in the future would generate comparable gain recognition.

    Dependence on Sales Representatives. The Company is, and its growth and future revenues are, dependent in large part upon (i) the ability of the Company's sales representatives to establish new relationships, and maintain existing relationships, with equipment vendors, distributors and manufacturers and with healthcare providers and other customers and (ii) the extent to which such relationships lead equipment vendors, distributors and manufacturers to promote the Company's financing services to potential purchasers of their equipment. As of December 31, 1996, the Company had 14 field sales representatives and eight in-house sales personnel. Although the Company is not materially dependent upon any one sales representative, the loss of a group of sales representatives could, until appropriate replacements were obtained, have a material adverse effect on the Company's business, operating results and financial condition.

    Dependence on Current Management. The operations and future success of the Company are dependent upon the continued efforts of the Company's executive officers, two of whom are also directors of the Company. The loss of the services of any of these key executives could have a material adverse effect on the Company's business, operating results and financial condition.

    Fluctuations in Quarterly Operating Results. Historically, the Company has generally experienced fluctuating quarterly revenues and earnings caused by varying portfolio performance and operating and interest costs. Given the possibility of such fluctuations, the Company believes that quarterly comparisons of the results of its operations during any fiscal year are not necessarily meaningful and that results for any one fiscal quarter should not be relied upon as an indication of future performance.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             HPSC, Inc. and Subsidiaries
                             CONSOLIDATED BALANCE SHEETS
                                   (in thousands,
                                except share amounts)


                                                                    DECEMBER 31,  DECEMBER 31,
                                                                      1996           1995
                                                                   ------------  ------------
                           ASSETS
Cash and Cash Equivalents........................................   $    2,176    $      861
Restricted Cash..................................................        6,769         5,610
Investment in Leases and Notes:
   Lease contracts and notes receivable due in installments......      160,049       128,687
   Notes receivable..............................................       18,688        12,002
   Estimated residual value of equipment at end of lease term....        9,259         9,206
   Less unearned income..........................................      (34,482)      (25,875)
   Less allowance for losses.....................................       (4,082)       (4,482)
   Less security deposits........................................       (4,522)       (3,427)
   Deferred origination costs....................................        4,312         3,805
                                                                   ------------  ------------
      Net investment in leases and notes.........................      149,222       119,916
                                                                   ------------  ------------
Other Assets:
   Other assets..................................................        3,847         3,096
   Refundable income taxes.......................................        1,203         1,088
                                                                   ------------  ------------
      Total Assets...............................................   $  163,217     $ 130,571
                                                                   ------------  ------------
            LIABILITIES AND STOCKHOLDERS' EQUITY
Revolving Credit Borrowings......................................   $   40,000        39,000
Senior Notes.....................................................       76,737        49,523
Accounts Payable and Accrued Liabilities.........................        5,916         3,537
Accrued Interest.................................................          450           339
Estimated Recourse Liabilities...................................          480            30
Income Taxes:
   Currently payable.............................................          300           368
   Deferred......................................................        5,002         4,613
                                                                   ------------  ------------
      Total Liabilities..........................................   $  128,885     $  97,410
                                                                   ------------  ------------
Stockholders' Equity:
    Preferred Stock, $1.00 par value; authorized 5,000,000 shares.        -              -
Issued None......................................................
  Common Stock, $.01 par value; 15,000,000 shares authorized; and
    issued 4,786,530 shares in 1996 and 1995.....................           48            48
    Treasury Stock (at cost) 128,600 shares in 1996 and 100,000
    shares in 1995...............................................         (587)         (410)
Additional paid-in capital.......................................       12,305        11,311
Retained earnings................................................       25,351        24,476
                                                                   ------------  ------------
                                                                        37,117        35,425
Less: Deferred compensation......................................       (2,590)       (2,066)
      Notes receivable from officers and employees...............         (195)         (198)
                                                                   ------------  ------------
      Total Stockholders' Equity.................................       34,332        33,161
                                                                   ------------  ------------
      Total Liabilities and Stockholder's Equity.................   $  163,217    $  130,571
                                                                   ------------  ------------

   The accompanying notes are an integral part of the consolidated financial statements.

                            HPSC, Inc. and Subsidiaries
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except per share and
                                  share amounts)

                                                                          YEAR ENDED DECEMBER 31,
                                                                        -------------------------
                                                                      1996         1995         1994
                                                                      ----         ----         ----
Revenues
    Earned income on leases and notes............................  $   17,515   $  12,871    $  11,630
    Gain on sales of leases and notes............................       1,572          53          -
    Provision for losses.........................................      (1,564)     (1,296)        (754)
                                                                      -----------------------------------
       Net Revenues...............................................     17,523      11,628       10,876
Operating and Other (Income) Expenses
    Selling, general and administrative..........................       8,059       5,984        6,970
    Interest expense.............................................       8,146       5,339        3,514
    Interest income on cash balances.............................        (261)       (375)        (358)
    Loss on write-off of foreign currency translation adjustment.          -          601           -
                                                                       -----------------------------------
Income before Income Taxes.......................................       1,579          79          750
Provision for Income Taxes.......................................         704         204          300
                                                                       -----------------------------------
Net Income (Loss)................................................        $875     $  (125)        $450
                                                                       -----------------------------------
Net Income (Loss) per Share......................................        $.22     $  (.03)        $.09
                                                                         -----------------------------------
Shares Used to Compute Net Income (Loss) per share...............   4,067,236   3,881,361    4,989,391



   The accompanying notes are an integral part of the consolidated financial statements.

                           HPSC, Inc. and Subsidiaries
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       (in thousands except share amounts)

                                                                                                              CUMULATIVE
                                                                                                NOTES          FOREIGN
                   COMMON STOCK          ADDITIONAL                                             RECEIVABLE     CURRENCY
                   ------------          PAID-IN       RETAINED       TREASURY  DEFERRED       FROM OFFICERS  TRANSLATION
                SHARES       AMOUNT      CAPITAL       EARNINGS        STOCK    COMPENSATION   AND EMPLOYEES  ADJUSTMENT      TOTAL
              -----------  ----------  -----------  ---------------  ---------  -------------  -----------    ------------  -------

Balance         4,923,571     $49       $13,645        $24,151          $  -      $  -            $ -           $(224)      $37,621
  at
  December
  25, 1993..
Issuance              824      -              3            -               -         -              -             -               3
  of
  Common
  Stock..
Net Income            -        -                           450             -         -              -              -            450
Purchase              -        -                           -            (5,023)      -              -              -         (5,023)
  of
 Treasury
  Stock..
Issuance         650,000       7         2,268             -               -       (2,275)          -              -              -
  of
  Common
  Stock to
  ESOP &
  SESOP..
ESOP                  -        -            -              -               -           99           -                -           99
  Compensation
Foreign               -        -            -              -               -           -            -               (328)      (328)
  currency
  translation
  adjustments..
                 --------  ---------   ----------   ----------   ---------      ---------    -----------       ---------    -------
Balance        5,574,395      56        15,916        24,601      (5,023)         (2,176)           -               (552)   32,822
  at
  December
   31, 1994
Issuance               317      -            -          -            -             -           -                     -           -
  of
  Common
  Stock..
Net
  Loss...               -       -             -          (125)       -             -           -                     -         (125)

Retirement of   (1,125,182)    (12)        (4,601)         -      4,613            -           -                     -           -
   Treasury
  Stock

Restricted         337,000       4             (4)          -        -             -           -                     -           -
  Stock
  Awards..

ESOP                   -         -              -           -         -            110         -                     -          110
  Compensation
Foreign                -         -              -           -          -            -          -                  (49)         (49)
 currency
  translation
  adjustments

Recognized in          -         -              -           -          -            -          -                  601            601
  current
  period upon
  liquidation
  of foreign
  subsidiary

Increase in            -         -              -           -          -            -           (198)               -         (198)
  Notes
  Receivable
  from
  Officers and
  Employees         --------  --------      ---------    ---------    -------     --------   --------            ---------  -------
Balance at         4,786,530      48         11,311        24,476       (410)      (2,066)      (198)               -       33,861
  December
  31, 1995
Net Income              -         -             -             875         -          -             -                -          875
Restricted              -         -             994            -          -         (994)          -                -           -
  Stock
  Awards
Purchase of             -         -             -              -         (177)       -             -                -         (177)


  Treasury
  Stock
Restricted                        -             -                                    365           -                 -         365
  Stock
  Compensation
ESOP                    -         -             -              -           -         105           -                 -         105
  Compensation
Decrease in             -         -             -              -           -          -            3                 -           3
  Notes
  Receivable
  from
  Officers and
  Employee         ---------   ---------     --------      ----------    --------   ---------    ---------        ----------  -----

Balance at          4,786,530       $48       $12,305       $25,351       $(587)    $(2,590)     $(195)             $ -     $34,332
  December
  31, 1996         ---------   ---------     --------      ----------    --------   ---------    ---------        --------  -------

     The accompanying notes are an integral part of the consolidated financial statements.

                                    HPSC, Inc. and Subsidiaries
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (in thousands)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                              -------------------------------------
                                                                                1996          1995          1994
                                                                              ---------  ---------------  ---------
Cash Flows from Operating Activities
 Net income (loss)............................................................   $    875    $      (125)   $   450
 Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
  Foreign currency translation adjustments....................................         --            601         --
  Depreciation and amortization...............................................      2,862          2,340      1,872

  Deferred income taxes.......................................................        389           (926)    (1,093)
  Restricted stock compensation...............................................        365             --         --
  Gain on sale of receivables.................................................     (1,572)           (53)        --
  Provision for losses on lease contracts and notes receivable................      1,564          1,296        754
  Increase (decrease) in accrued interest.....................................        111             46     (3,141)
  Increase (decrease) in accounts payable and accrued liabilities.............      2,379          1,087     (2,898)
  (Decrease) increase in accrued income taxes.................................        (68)           348       (290)
  Decrease (increase) in refundable income taxes..............................       (115)           358        827
  (Increase) decrease in other assets.........................................       (110)          (458)       921
                                                                                 ---------   ------------  ---------
 Cash provided by (used in) operating activities..............................      6,680          4,514     (2,598)
                                                                                 ---------   ------------  ---------
Cash Flows from Investing Activities
 Origination of lease contracts and notes receivable due in installments......     (90,729)       (63,945)   (29,710)
 Portfolio receipts, net of amounts included in income........................      38,445         37,654     43,727
 Proceeds from sales of lease contracts and notes receivable due in
  installments................................................................     24,344          1,500      6,958
 Net increase in notes receivable.............................................     (6,730)        (7,570)    (4,370)
 Net increase (decrease) in security deposits.................................      1,095            788       (221)
 Net increase in other assets.................................................       (834)          (844)      (700)
 Loans to employees...........................................................          3           (198)        (9)
                                                                                 ---------   ------------  ---------
 Cash (used in) provided by investing activities..............................    (34,406)       (32,615)    15,675
                                                                                 ---------   ------------  ---------
Cash Flows from Financing Activities
 Repayment of senior notes and subordinated debt..............................    (26,019)       (23,385)   (98,976)
 Proceeds from issuance of senior notes, net of debt issue costs..............     52,973         28,422     69,033
 Repayment of notes payable-treasury stock purchase...........................         --         (4,500)        --
 Net proceeds from demand and revolving notes payable to banks................      1,000         25,570      9,370
 Purchase of treasury stock...................................................      (177)             --        (523)
 Increase (decrease) in restricted cash.......................................     1,159           2,326      (7,936)
 Proceeds from issuance of common stock.......................................        --              --           3
 Repayment of employee stock ownership plan promissory note...................       105             110          99
 Other........................................................................        --              --        (328)
                                                                                 ---------   ------------  ---------
 Cash provided by (used in) financing activities..............................    29,041          28,543     (29,258)
                                                                                 ---------   ------------  ---------
Net increase (decrease) in cash and cash equivalents..........................      1,315            442     (16,181)
Cash and cash equivalents at beginning of year................................        861            419      16,600
                                                                                 ---------   ------------  ---------
Cash and cash equivalents at end of year......................................   $  2,176    $       861    $    419
                                                                                 ---------   ------------  ---------

Supplemental disclosures of cash flow information:
 Interest paid................................................................   $  7,719    $     4,510    $  6,630
 Income taxes paid............................................................        765          1,423       2,018

    The accompanying notes are an integral part of the consolidated financial statements.

HPSC, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



    NOTE A. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Business--HPSC, Inc. ("HPSC") and its consolidated subsidiaries (the "Company") provide credit primarily to healthcare professionals throughout the United States.

    The Company leases dental, ophthalmic, chiropractic, veterinary, podiatry and other medical equipment utilized in the healthcare professions. The Company does not carry any inventory. The Company acquires the financed equipment from vendors at their customary selling price to other customers. All leases are classified as direct financing leases.

    The Company also finances the acquisition of healthcare practices by healthcare professionals and provides financing on leasehold improvements, office furniture and equipment and certain other costs involved in opening or maintaining a healthcare provider's office. In connection with sales of leases and notes receivable, the Company may retain the rights to service the assets sold and receive a service fee in connection with such activities. In addition, through its wholly-owned subsidiary, ACFC, the Company provides asset-based financing to commercial enterprises.

    Consolidation--The accompanying consolidated financial statements include HPSC, Inc. and the following wholly-owned subsidiaries: HPSC Funding Corp. I ("Funding I"), a special purpose corporation formed in connection with a securitization transaction in 1993; Credident, Inc. ("Credident") the Company's Canadian subsidiary; American Commercial Finance Corporation ("ACFC"), an asset-based lender focused primarily on accounts receivable and inventory financing at variable rates; and HPSC Bravo Funding Corp. ("Bravo"), a special purpose corporation formed in connection with securitizations in 1995 and 1996. All intercompany transactions have been eliminated.

    Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A significant area requiring the use of management estimates is the allowance for losses on lease and notes receivable, including the recourse provisions related to lease and note receivables sold. Actual results could differ from those estimates.

    Revenue Recognition--The Company finances equipment only after a customer's credit has been approved and a financing agreement for the transaction has been executed. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. When a transaction is initially activated, the Company records the minimum payments and the estimated residual value, if any, associated with the transaction. An amount equal to the sum of the payments due plus residual less the cost of the transaction is recorded as unearned income. The unearned income is recognized as revenue over the life of the transaction using the interest method in essentially all cases. Recognition of revenue on these assets is suspended no later than when a transaction becomes 145 days delinquent. Also included in earned income are fee income from service charges on portfolio accounts, gains and losses on residual transactions plus miscellaneous income items net of initial direct cost amortization.

    Sales of Leases and Notes Receivable--The Company sells leases and notes receivable to third parties. Gains on sales of leases and notes are recognized at the time of the sale in an amount equal to the present value of the anticipated future cash flows, net of initial direct costs, expenses and estimated credit losses under certain recourse provisions of the related sale agreements. Generally, the Company retains the servicing of lease receivables sold. Servicing fees specified in the sale agreements, which approximate market-rate servicing fees, are deferred and recognized as revenue in proportion to the estimated periodic servicing costs.

    Deferred Origination Costs--The Company capitalizes initial direct costs that relate to the origination of leases and notes receivable. These initial direct costs are comprised of certain specific activities related to processing requests for financing. Deferred origination costs are amortized over the life of the receivable as an adjustment of yield.

    Allowance for Losses--The Company records an allowance for losses in its portfolio. The extent of the allowance is based on a specific analysis of potential loss accounts, delinquencies and historical loss experiences. An account is specifically reserved for or written off when deemed uncollectible.

    The Company occasionally repossesses equipment from lessees who have defaulted on their obligations to the Company. There was no such equipment held for sale at December 31, 1996 or December 31, 1995.

    Effective January 1, 1995, the Company adopted prospectively, SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure." These standards, which do not apply to the Company's lease contracts, apply to the Company's practice acquisition and asset-based loans, the two major risk classifications used to aggregate loans for purposes of SFAS No. 114. The standards require that a loan be classified and accounted for as an impaired loan when it is probable that the Company will be unable to collect all principal and interest due on the loan in accordance with the loan's original contractual terms.

    Impaired practice acquisition and asset-based loans are valued based on the present value of expected future cash flows, using the interest rate in effect at the time the loan was placed on nonaccrual status. A loan's observable market value or collateral value may be used as an alternative valuation technique. Impairment exists when the recorded investment in a loan exceeds the value of the loan measured using the above-mentioned valuation techniques. Such impairment is recognized as a valuation reserve, which is included as a part of the Company's allowance for losses. The Company had no impaired loans at December 31, 1996 or 1995.

    Accounting for Stock-Based Compensation--In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation." This standard was effective January 1, 1996. The standard encourages, but does not require, adoption of a fair value-based accounting method for stock-based compensation arrangements and would supersede the provisions of Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees." An entity may continue to apply APB No. 25 provided the entity discloses its pro forma net income and earnings per share as if the fair value-based method had been applied in measuring compensation cost. The Company continues to apply APB No. 25 and has disclosed the pro forma information required by SFAS No. 123.

    Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No. 125), effective for the Company in January 1997, provides new methods of accounting and reporting for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 127 has delayed the effective date of certain sections of SFAS No. 125 until January 1, 1998. The Company's adoption of the appropriate sections of SFAS No. 125 is not expected to have a material effect on the Company's financial position or results of operations.

    Income Taxes--The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Current tax liabilities or assets are recognized, through charges or credits to the current tax provision, for the estimated taxes payable or refundable for the current year. Net deferred tax liabilities or assets are recognized, through charges or credits to the deferred tax provision, for the estimated future tax effects, based on enacted tax rates, attributable to temporary differences. Deferred tax liabilities are recognized for temporary differences that will result in amounts taxable in the future, and deferred tax assets are recognized for temporary differences and tax benefit carryforwards that will result in amounts deductible or creditable in the future. The effect of enacted changes in tax law, including changes in tax rates, on these deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. A deferred tax valuation reserve is established if it is more likely than not that all or a portion of the Company's deferred tax assets will not be realized. Changes in the deferred tax valuation reserve are recognized through charges or credits to the deferred tax provision.

    Foreign Currency Translation--The Company accounts for translation of foreign currency in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" (SFAS No. 52). Over a number of years, the accounts of the Company's Canadian subsidiary, Credident, when translated into U.S. dollars, lost value as a result of the decline in the Canadian dollar in relation to the U.S. dollar. In accordance with SFAS No. 52, the cumulative amount of such translation losses had been presented as a reduction of stockholders' equity. The Company discontinued its Canadian operations in 1994, and during 1995, the Company substantially liquidated its investment in Credident. In accordance with SFAS No. 52, upon substantial liquidation in 1995, the cumulative exchange losses were reflected in the statement of operations and eliminated as a separate component of stockholders' equity. During 1996, such translation adjustments, which were not significant, were reflected in current operations.

    Net Income (Loss) per Share--Earnings per share computations are based on the weighted average number of common and common share equivalents outstanding. The weighted average number of common and common share equivalents outstanding do not include unallocated shares under the Company's ESOP and SESOP plans, unvested restricted stock awards and treasury stock. Fully diluted and primary income per share are the same for each of the periods presented.

    Cash and Cash Equivalents--The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

    Interest Rate Contracts--The Company utilizes interest rate contracts to reduce the interest rate risk associated with the Company's variable rate borrowings. The Company has established a control environment which includes policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not hold or issue derivative financial instruments for trading purposes. The differentials to be received or paid under contracts designated as hedges are recognized in income as they accrue over the life of the contracts as adjustments to interest expense.

    Property and Equipment--Office furniture, equipment and capital leases are recorded at cost and depreciated using the straight-line method over a period of three to five years. Leasehold improvements are amortized over the shorter of the life of the lease or the asset. Upon retirement or other disposition, the cost and related accumulated depreciation of the assets are removed from the accounts and the resulting gain or loss is reflected in income. Net property, plant and equipment is included in other assets and was not material at December 31, 1996 and 1995.

    Deferred Compensation--Deferred compensation includes notes receivable from the Company's Employee Stock Ownership Plan ("ESOP") and Supplemental Employee Stock Ownership Plan ("SESOP"), and deferred compensation related to restricted stock awards. Deferred compensation consists of the following:

(IN THOUSANDS)               1996        1995       1994
--------------             ---------  ---------  ---------
ESOP......................   $   736    $   841    $   951
SESOP.....................     1,225      1,225      1,225
Restricted Stock..........       629         --         --
                             -------  ---------  ---------
  Total...................   $ 2,590    $ 2,066    $ 2,176
                             -------  ---------  ---------

    Non-Cash Operating, Investing and Financing Activities--On November
1, 1994, the Company executed an agreement with certain secured creditors of Healthco International, Inc. ("Healthco") under which it settled all existing and potential claims between the Company and Healthco and purchased 1,225,182 shares of stock. In 1994, the Company made a cash payment of $1,785,000 and issued a note payable of $4,500,000 to the secured creditors of Healthco to
(i) settle net liabilities of $1,262,000 due to Healthco and (ii) to purchase the 1,225,182 shares of stock.

    In 1996, the Company recognized $365,000 in compensation expense relating to restricted stock awards under its 1995 Stock Incentive Plan (Note G).

    Fiscal Year--For 1994 and prior years, the Company's fiscal year was the 52 or 53 week period ending on the last Saturday of the calendar year. The 1994 fiscal year covers the 53-week period from December 26, 1993 to December 31, 1994. In fiscal year 1995, the Company changed its fiscal year-end to December 31.

    Reclassifications--Certain amounts in the 1995 and 1994 consolidated financial statements have been reclassified to conform to the current year presentation.

    NOTE B. LEASES AND NOTES RECEIVABLE
    The Company considers its finance portfolio assets to consist of two general categories of assets based on such assets' relative risk.

    The first category of assets consists of the Company's lease contracts and notes receivable due in installments, which comprise approximately 87.7% of the Company's net investment in leases and notes at December 31, 1996 (90.1% at December 31, 1995). Substantially all of such contracts and notes are due from licensed medical professionals, principally dentists, who practice in individual or small group practices. Such contracts and notes are at fixed interest rates and have terms ranging from 12 to 84 months. The Company believes that leases and notes entered into with medical professionals are generally "small-ticket," homogeneous transactions with similar risk characteristics. Except for the amounts described in the following paragraph related to asset-based lending, all of the Company's historical provision for losses, charge offs, recoveries and allowance for losses have related to its lease contracts and notes due in installments.

    The second category of assets consists of the Company's notes receivable, which comprise approximately 12.3% of the Company's net investment in leases and notes at December 31, 1996 (9.9% at December 31, 1995). Such notes receivable consist of commercial, asset-based, revolving lines of credit to small and medium size manufacturers and distributors, at variable interest rates, and typically have terms of two years. The Company began commercial lending activities in mid-1994. Through December 31, 1996, the Company has not had any charge offs of commercial notes receivable. The provision for losses related to the commercial notes receivable was $146,000, $95,000 and $43,000 in 1996, 1995 and 1994, respectively. The amount of the allowance for losses related to the commercial notes receivable was $284,000 and $138,000 at December 31, 1996 and 1995, respectively.

    A summary of activity in the Company's allowance for losses which relates to the Company's investment in leases and notes for each of the years in the three-year period ended December 31, 1996 is as follows:

(IN THOUSANDS)               1996        1995       1994
--------------             ---------  ---------  ---------
Beginning balance........  $  (4,482) $  (4,595) $  (6,897)
Provision for losses.....     (1,114)    (1,266)      (754)
Charge offs..............      1,609      1,504      3,350
Recoveries...............        (95)      (125)      (294)
                           ---------  ---------  ---------
Balance, end of year.....  $  (4,082) $  (4,482) $  (4,595)
                           ---------  ---------  ---------

    The Company's receivables are exposed to credit risk. To reduce the risk to the Company, stringent underwriting policies in approving leases and notes are closely monitored by management.

    The total contractual balances of delinquent lease contracts and notes receivable due in installments over 90 days past due amounted to $5,763,000 at December 31, 1996 compared to $4,964,000 at December 31, 1995. An account is initially considered delinquent when not paid within thirty days of the billing due date.

    The Company's agreements with its customers, except for notes receivable related to ACFC (approximately $18,688,000 in 1996 and $12,002,000 in 1995), are non-cancelable and provide for a full payout at a fixed financing rate with a fixed payment schedule over a term of three to seven years. Scheduled future receipts on lease contracts and notes receivable due in installments, including interest and excluding the residual value of the equipment and ACFC receivables, as of December 31 are as follows:

(IN THOUSANDS):
--------------
    1997......................   $  50,156
    1998......................   $  37,740
    1999......................   $  31,221
    2000......................   $  22,941
    2001 and thereafter.......   $  17,991

    At December 31, 1996 and 1995, the Company had outstanding unfunded asset-based lending commitments of approximately $14,853,000 and $7,100,000. These amounts represent the aggregate difference between committed lines of credit and advances on such lines. The rates on such commitments fluctuate based on the prime rate. As a result, the Company is not exposed to interest rate risk on such commitments. In addition, at December 31, 1996 and 1995, the Company had approved fixed rate lease and practice finance applications outstanding but not yet activated of approximately $47,500,000 and $39,900,000, respectively. These approved applications are subject to reevaluation if not accepted within 60 days. While the Company is not legally bound to honor such approvals prior to activation, it has historically honored such approvals. The Company may be exposed to unfavorable movements in interest rates between the approval date and the activation date.

    NOTE C. SALES OF LEASE AND NOTES RECEIVABLE
    In November 1995, the Company received a total of approximately $1,500,000 in connection with a sale of notes receivable due in installments. In 1996, the Company sold additional leases and notes receivable due in installments, received a total of $24,344,000 in initial proceeds and is scheduled to receive $4,074,000 in future payments from such sales. The related sales agreements are subject to certain covenants that, among other matters, may require the Company to repurchase the assets sold and/or make payments under certain circumstances, primarily on the failure of the underlying debtors to pay when due (the "recourse provisions"). At the time of sale, the Company recognizes its estimated liability under the recourse provisions. In connection with the sale of leases and notes during 1996 and 1995, the Company recognized estimated recourse liability of $450,000 and $30,000 respectively. The Company has contingent obligations to repurchase leases and notes due in installments, which had an outstanding balance of $16,696,000 at December 31, 1996 and $1,466,000 at December 31, 1995. In
addition, under the sales agreements the Company is obligated to continue to service the assets sold. The Company recorded a servicing liability of approximately $395,000 and $20,000 related to sale transactions in 1996 and 1995, respectively, which will be recognized as revenue in proportion to the estimated future periodic servicing costs. The Company recognized approximately $15,000 of such revenue in 1996. Gains of approximately $1,572,000 and $53,000 were recognized by the Company in 1996 and 1995, respectively, related to sales of notes and leases.

    NOTE D. REVOLVING CREDIT BORROWINGS AND OTHER DEBT
    Debt of the Company as of December 31, 1996 and December 31, 1995 is summarized below:

(IN THOUSANDS)                                               1996       1995
--------------                                            ---------   ---------
Revolving credit arrangement Due Dec. 31, 1997......     $   40,000   $  39,000
                                                         ----------   ---------
Senior Notes:
Senior Notes (Funding I)
Due Dec., 1999......................................          6,861      20,150
Senior Notes (Bravo)
Due Nov., 2000 through Aug., 2001...................         67,524      26,303


Senior Notes (SIS) Due Mar., 2001...................          2,352       3,070
                                                           ----------  ---------
Total Senior Notes..................................          76,737     49,523
                                                           ----------  ---------
Total...............................................      $  116,737  $  88,523
                                                           ----------  ---------

    Revolving Credit Arrangement--In May 1995, the Company executed an Amended and Restated Revolving Loan agreement with the First National Bank of Boston as Managing Agent (the "Revolving Loan Agreement"), increasing availability under this arrangement to $50,000,000. The Revolving Loan Agreement was amended in December 1995 to increase availability to $60,000,000 and to extend the term to December 31, 1996. In December, 1996, the Revolving Loan Agreement was further amended to increase availability to $95,000,000 and extend the term to December 30, 1997. Under the Revolving Loan Agreement, the Company may borrow at variable rates of prime or in Eurodollar loans at LIBOR plus 1.25% to 1.75%, dependent upon certain performance covenants. Such rates on the outstanding borrowings were 7.5% and 8.0% at December 31, 1996 and 1995, respectively. In connection with the arrangement, all HPSC and ACFC assets, including ACFC stock but excluding assets collateralized under the senior notes, have been pledged as collateral. The Revolving Loan Agreement has not been historically hedged, and is not hedged at December 31, 1996, and is, therefore, exposed to upward movements in interest rates. Management believes that the Company's liquidity is adequate to meet current obligations and future projected levels of financings, and to carry on normal operations. The Company will continue to seek to raise additional capital from bank and non-bank sources, and from selective use of asset-sale transactions in the future. The Company expects that it will be able to obtain additional capital at competitive rates, but there can be no assurance that it will be able to do so.

    In July and August of 1996, the level of delinquencies of the contracts held in Funding I rose above certain levels, as defined in the operative documents, and triggered a payment restriction event. This restriction had the effect of "trapping" any cash distribution that the Company otherwise would have been eligible to receive. The event was considered a technical default under the Revolving Loan Agreement, which default was waived by the lending banks. In September 1996, delinquency levels improved and the payment restrictions were removed. A payment restriction is not unusual during the later stages of a static pool securitization and may occur again before Funding I is fully paid out. The default provisions of the Revolving Credit Agreement were amended on December 12, 1996 to conform to the default provisions of the Funding I agreements. As a result, a payment restriction event under Funding I will not constitute a default under the Revolving Loan Agreement unless such event continues for at least six months.

    Senior Notes (Funding I)--The Company borrowed $70,000,000 in a receivable-backed securitization transaction ("Securitization") on December 27, 1993. Under the terms of the Securitization, the Company formed a wholly-owned, special-purpose subsidiary, Funding I, to which the Company sold or contributed certain of its equipment lease contracts, conditional sales agreements, leasehold improvement loans, equipment residual rights and rights to underlying equipment ("Collateral"). Funding I subsequently issued $70,000,000 of secured notes ("Notes"), bearing interest at a fixed rate of 5.01%, secured by the Collateral. The Notes are rated "AAA" by Standard & Poor's. Monthly payments of interest and principal on the Notes are made through the application of regularly scheduled monthly receivable payments on the Collateral. The Company is the servicer of the Collateral portfolio, subject to its meeting certain covenants. The required monthly payments of interest and principal to holders of the Notes are unconditionally guaranteed by Municipal Bond Investor Assurance Corporation pursuant to the terms of a Note guarantee insurance policy.

    As of December 31, 1996 and 1995, Funding I had gross receivables of approximately $9,758,000 and $26,984,000, respectively, which were pledged as Collateral. The Agreement also provides for restrictions on cash balances under certain conditions relating to default and delinquency ratios applicable to the Collateral. At December 31, 1996 and 1995, restricted cash amounted to approximately $4,014,000 and approximately $4,693,000, respectively.

    Note payments to investors, based on projected cash flows from the Collateral, for the years 1997 through 1999 are expected to be as follows:
$5,328,000, $1,307,000, and $226,000, respectively. However, the agreement also contains a provision that requires early termination and payment to investors when the restricted cash contains an amount equal to investor balances. This event may occur during 1997.

    Senior Notes (Bravo)--As of January 31, 1995, the Company, along with its wholly-owned, special-purpose subsidiary, HPSC Bravo Funding Corp. ("Bravo") had available borrowings of $50,000,000 under a revolving credit facility structured and guaranteed by Capital Markets Assurance Corporation ("CapMAC"). Under the terms of the facility, Bravo, to which the Company sells and may continue to sell or contribute certain of its portfolio assets, pledges its interests in these assets to a commercial-paper conduit entity. Bravo incurs interest at variable rates in the commercial paper market and enters into interest rate swap agreements to assure fixed rate funding. In November 1996, the facility was amended to increase available borrowing to $100,000,000 and to allow up to $30,000,000 of the facility to be used for sales of financing contracts.

    Monthly settlements of principal and interest payments are made from the collection of payments on Bravo's transactions. The terms of the facility restrict the use of certain collected cash. Such restricted cash amounted to approximately $2,755,000 and $917,000 at December 31, 1996 and 1995, respectively. Additional sales to Bravo from HPSC may be made subject to certain covenants regarding Bravo's portfolio performance and borrowing base calculations.

    The Company is the servicer of the Bravo portfolio, subject to its meeting certain covenants. The required monthly payments of principal and interest to purchasers of the commercial paper are guaranteed by CapMAC pursuant to the terms of the agreement.

    In the normal course of its business, the Company enters into interest rate swap contracts to hedge its interest rate risk related to its variable rate notes payable. Under such interest rate swap contracts, the Company pays a fixed rate of interest and receives a variable rate from the counterparty. Credit risk is the possibility that a loss may occur if a counterparty to a transaction fails to perform according to the terms of the contract. The notional amount of interest rate contracts is the amount upon which interest and other payments under the contract are based.

    At December 31, 1996, the Company had approximately $67,524,000 outstanding under the loan portion of this facility and, in connection with these borrowings, had 14 separate interest rate swap agreements with the Bank of Boston with a total notional value of approximately $65,231,000. The Company had utilized approximately $6,991,000 of the sale pool and in connection with such sale, had one interest rate swap agreement with a total notional value of approximately $6,713,000.

    At December 31, 1995, the Company had approximately $26,303,000 outstanding under the loan facility. In connection with these borrowings, the Company had six interest rate swap agreements with a notional value of approximately $27,500,000.

    The amounts of borrowings outstanding under the loan portion of the Bravo facility, the notional amount of swaps outstanding related to such loans and the effective interest rate under the swaps, assuming payments are made as scheduled will be as follows:

(IN THOUSANDS EXCEPT FOR %)                    BORROWINGS     SWAPS      RATE
---------------------------                   -----------  ---------  ---------
December 31, 1996.............................  $  67,524   $  65,231     6.29%
December 31, 1997.............................  $  46,493   $  46,576     6.28%
December 31, 1998.............................  $  28,255   $  29,152     6.24%
December 31, 1999.............................  $  13,593   $  14,338     6.19%
December 31, 2000.............................  $   4,155   $   4,553     6.16%
December 31, 2001.............................  $     675   $     854     6.14%

    Senior Notes (SIS)--In April 1995, the Company entered into a secured, fixed rate, fixed term loan agreement with Springfield Institution for Savings under which the Company borrowed $3,500,000 at 9.5% subject to certain recourse and performance covenants.

    Certain debt/securitization agreements contain restrictive covenants which, among other things, include minimum net worth, interest coverage ratios, capital expenditures, and portfolio performance guidelines. At December 31, 1996, the Company was in compliance with the provisions of its debt covenants.

    The scheduled maturities of the Company's revolving credit borrowings and other debt at December 31, 1996 are as follows (in thousands):

1997..............................  $  67,004
1988..............................  $  20,248
1999..............................  $  15,534
2000..............................  $   9,770
2001..............................  $   3,508
Thereafter........................  $     673

    NOTE E. LEASE COMMITMENTS
    The Company leases various office locations under noncancelable lease arrangements that have terms of from three to five years and that generally provide renewal options from one to five years. Rent expense under all operating leases was $391,000, $318,000, and $198,000 for 1996, 1995 and
1994, respectively.

    Future minimum lease payments for commitments exceeding twelve months under non-cancelable operating leases as of December 31, 1996, are as follows (in thousands):

1997..............................  $     324
1998..............................  $     324

1999..............................  $     146
2000..............................        -0-
2001 & thereafter.................        -0-

    NOTE F. INCOME TAXES
    Deferred income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

    The components of income (loss) before income taxes are as follows (in thousands):

                                              YEAR ENDED DECEMBER 31,
                                         --------------------------------
(IN THOUSANDS)                               1996       1995       1994
--------------                           ----------  ---------  ---------
Domestic...............................      $1,699       $154       $891
Foreign................................        (120)       (75)      (141)
                                         ----------  ---------  ---------
Income (loss) before income taxes......      $1,579        $79       $750
                                         ----------  ---------  ---------

    Income taxes consist of the following:

                                             YEAR ENDED DECEMBER 31,
                                           ----------------------------
(IN THOUSANDS)                                  1996       1995       1994
--------------                                ---------  ---------  ---------
Federal:
  Current..................................  $     251  $     832  $     808
  Deferred.................................        310       (569)      (530)
State:
  Current..................................         64        426        635
  Deferred.................................         79       (357)      (563)
Foreign:
  Current..................................         --       (128)       (50)
  Deferred.................................         --         --         --
                                             ---------  ---------  ---------
Provision (credit) for income taxes.........  $     704  $     204  $     300
                                              ---------  ---------  ---------

    Deferred income taxes arise from the following:

                                                  YEAR ENDED DECEMBER 31,
                                             -------------------------------
(IN THOUSANDS)                                   1996       1995       1994
--------------                                ---------  ---------  ---------
Operating method.........................           142  $  (2,501) $  (3,498)
Alternative minimum tax credit...........            --        609      2,147
Other....................................           247        966        258
                                              ---------  ---------  ---------
                                              $     389  $    (926) $  (1,093)
                                               ---------  ---------  ---------

    A reconciliation of the statutory federal income tax rate and the effective tax rate as a percentage of pre-tax income for each year is as follows:

                                                                            YEAR ENDED DECEMBER 31,
                                                                        -------------------------------
                                                                          1996       1995       1994
                                                                        ---------  ---------  ---------
Statutory rate........................................................     34.0%      34.0%      34.0%
State taxes net of US federal income tax benefit......................      6.0       55.7        5.2
Effect of prior year foreign tax recovery.............................       --     (162.0)        --
Foreign loss not benefited............................................      2.6       22.7         --
Non-deductible write-off of foreign currency translation adjustment...       --      258.5         --
Other.................................................................      2.0       49.3         .8
                                                                            ---  ---------        ---
                                                                           44.6%     258.2%      40.0%
                                                                            ---  ---------        ---

     The items which comprise a significant portion of deferred tax liabilities as of December 31, 1996 and December 31, 1995 are as follows:

(IN THOUSANDS)                   1996       1995
------------------             ---------  ---------
Operating method............   $   5,146  $   5,004
Other.......................        (144)      (391)
                               ---------  ---------
Deferred income taxes.......   $   5,002  $   4,613
                               ---------  ---------

    At December 31, 1996 consolidated retained earnings included $260,000 of unremitted earnings from the Company's foreign subsidiary. In the event of repatriation, the Company does not anticipate any significant additional income taxes.

NOTE G. STOCK OPTION AND STOCK INCENTIVE PLANS

    Stock Option Plans--The Company had three stock option plans in place which provided for the granting of options to purchase up to 801,875 shares of common stock: the Employee Stock Option Plan dated March 23, 1983, as amended (the "1983 Plan"), the Stock Option Plan dated March 5, 1986 (the "1986 Plan") and the 1994 Stock Plan dated March 23, 1994 (the "1994 Plan"). These three plans were terminated in May 1995 upon the approval of the 1995 Stock Incentive Plan discussed below.

    Options granted under the 1983 Plan are either incentive stock options or non-qualified options and were granted at no less than 85% of the fair market value of the Common Stock on the date of grant. Officers and directors of the Company and its subsidiaries were eligible to participate under the 1986 Plan and only non-qualified stock options were granted under the 1986 Plan. Options under the Plan were granted at an exercise price equal to the market price on the date of grant. Key employees, directors of and consultants to the Company were eligible to participate in the 1994 Plan. Only non-qualified options were granted under the 1994 Plan. The Plan required that the option exercise price in each case be at least 50% of the fair market value of the Common Stock on the date of grant. All options granted under the Plan had an exercise price equal to the fair market value of the Common Stock on the grant date. Options vest over five years of service.

    1995 Stock Incentive Plan--The Company has outstanding stock options and awards of restricted stock under its 1995 Stock Incentive Plan dated March 8, 1995, as amended March 14, 1996, (the "1995 Stock Plan") pursuant to which 550,000 shares of Common Stock are reserved. A total of 138,000 shares of the Company's Common Stock remained available for grants of options or awards of restricted stock under the 1995 Stock Plan at December 31, 1996.

    1995 Stock Plan--Restricted Stock--The 1995 Stock Plan provides that restricted shares of Common Stock awarded under the plan will remain unvested until certain performance and service conditions are both met.

    The performance condition is met with respect to 50% of the restricted shares if and when during the five-year period after the date of grant ("the Performance Period") the closing price of the Company's Common Stock, as reported on the Nasdaq National Market System for a consecutive ten-day period, equals at least 134.175% of the closing price on the grant date (the "Partial Performance Condition"). The performance condition is met with respect to the remaining 50% of the restricted shares if and when during the Performance Period the closing price of the Company's Common Stock, as reported on the Nasdaq National Market System for a consecutive ten-day period, equals at least 168.35% of the closing price on the grant date (the "Full Performance Condition").

    The service condition is met with respect to all restricted shares (provided that the applicable performance condition has also been met) by the holder's continuous service for the Company throughout the Performance Period provided that such holder shall also have completed five (5) years of continued service with the Company from the date of grant. Upon a change of control of the Company (as defined in the 1995 Stock Plan), all restricted stock awards granted prior to such change of control become fully vested.

    Upon the termination of a holder's employment by the Company without cause or by reason of death or disability during the Performance Period, any restricted stock awards for which the applicable performance condition is satisfied no later than four months after the date of such termination of employment shall become fully vested.

    Awards of 337,000 restricted shares of the Company's Common Stock were made in May 1995. The Partial Performance Condition of these shares is $5.90 per share with respect to 332,000 shares and $6.04 with respect to 5,000 shares, and the Full Performance Condition is $7.37 per share with respect to 332,000 shares and $7.58 with respect to 5,000 shares. Additional paid in capital and deferred compensation of $994,000 was recorded when the performance criteria was achieved with respect to 50% of the restricted shares in June 1996. Compensation expense of $365,000 was recognized in 1996 and the remaining deferred compensation will be recognized over the remaining term of the service condition.

    1995 Stock Plan--Stock Options--The 1995 Stock Plan provides that with respect to options made to key employees (except non-employee directors), the option term and the terms and conditions upon which the options may be exercised will be determined by the Compensation Committee of the Company's Board of Directors for each such option at the time it is granted (except so delegated to the chief executive officer for non-executive officer grants). Options granted to key employees of the Company may be either incentive stock options (within the meaning of Section 422 of the Internal Revenue Code of 1986 and subject to the restrictions of that section on certain terms of such options) or non-qualified options, as designated by the Compensation Committee.

    With respect to automatic options to non-employee directors of the Company (which must be non-qualified options), the 1995 Stock Plan specifies the option term and the terms and conditions upon which the options may be exercised. Each non-employee director who is such at the conclusion of any regular annual meeting of the Company's stockholders while the 1995 Stock Plan is in effect and who will continue to serve on the Board of Directors is granted such automatic options to purchase 1,000 shares of the Company's Common Stock at a price equal to the closing price of the Common Stock, as reported on the Nasdaq National Market System, on the date of grant of the option. Each automatic option is exercisable immediately in full or for any portion thereof and remains exercisable for ten years after the date of grant, unless terminated earlier (as provided in the Plan) upon or following termination of the holder's service as a director.

    Other Option Grants--At December 31, 1996, there were options exercisable for an aggregate of 2,000 shares of Common Stock outstanding to a consultant and options exercisable for an aggregate of 4,000 shares of Common Stock outstanding to a non-employee director of the Company.

    The following table summarizes stock option and restricted stock activity:

                                              OPTIONS
                                         -------------------
                                                    WEIGHTED
                                                    AVERAGE
                                        NUMBER OF   EXERCISE   RESTRICTED
                                         OPTIONS      PRICE       STOCK
                                      -----------  ---------  -----------
Outstanding at January 1, 1994.....     471,875   $    2.96        --
  Granted............................   190,000   $    3.70        --
  Exercised..........................      --          --          --
  Expired............................      --          --          --
  Forfeited..........................   (25,000)  $    3.25        --

                                      -----------  ---------  -----------
Outstanding at December 31, 1994..      636,875   $    3.17        --
  Granted............................    25,000   $    4.33     337,000
  Exercised..........................      --          --          --
  Expired............................      --          --          --
  Forfeited..........................   (50,000)  $    3.56        --
                                      -----------  ---------  -----------
Outstanding at December 31, 1995...     611,875   $    3.19     337,000
  Granted............................    60,000   $    5.15        --
  Exercised..........................      --          --          --
  Expired............................      --          --          --
  Forfeited..........................   (30,000)  $    3.31        --
                                      -----------  ---------  -----------
Outstanding at December 31, 1996...     641,875   $    3.36     337,000
                                      -----------  ---------  -----------

    The following table sets forth information regarding options outstanding at December 31, 1996:


                                     WEIGHTED           WEIGHTED
                      NUMBER OF      AVERAGE            AVERAGE       WEIGHTED
RANGE OF               OPTIONS       OPTIONS            OPTIONS        AVERAGE
EXERCISE  NUMBER OF   CURRENTLY      GRANTED           EXERCISABLE     REMAINING
 PRICES    OPTIONS   EXERCISABLE  EXERCISABLE PRICE      PRICE      LIFE (YEARS)
--------  --------  -----------   -----------------   -------------  -------------
2.63-3.25  391,875      356,500              $2.87           $2.86           6.10
3.38-4.00  175,000       89,667              $3.75           $3.76           7.42
4.50-4.88   59,000       18,000              $4.70           $4.72           8.78
6.13-6.63   16,000        7,000              $6.40           $6.19           9.16
            ------     ----------   ---------------     -------------  ------------
2.63-6.63  641,875      471,167              $3.36           $3.15           6.29
            ------     ----------   ---------------     -------------  ------------


    The weighted average grant date fair values of options granted for the years ending December 31, 1996 and 1995 were $3.07 and $4.24, respectively.

    Stock Purchase Plan--Under the Stock Purchase Plan, eligible employees were granted options to acquire, through authorized payroll deductions, shares of common stock. The Stock Purchase Plan provided for options to be granted twice each year, on the first day of a six-month payment period, with exercise of the option to take place on the last business day of each such payment period at a purchase price of the lesser of 85% of the fair market value of the shares on the option grant date or on the option exercise date. The Stock Purchase Plan was terminated upon the approval of the Stock Incentive Plan in May, 1995. During 1995 and 1994, 317 and 824 shares, respectively, were issued under the Stock Purchase Plan.

    Notes Receivable from Officers and Employees (Stock Loan Program)--On January 5, 1995, the Compensation Committee approved a Stock Loan Program whereby executive officers and other senior personnel of the Company earning more than $80,000 per year may borrow from the Company an amount equal to the cost of purchasing two shares of Common Stock, solely for the purpose of acquiring such stock, for each share of Common Stock purchased by the employee from sources other than Company funds. Such borrowings may not exceed $200,000 in any fiscal quarter of the Company, $200,000 per employee or $400,000 during the term of the loan program for all employees. The loans are recourse, bear interest at a variable rate which is one-half of one percent above the Company's cost of funds, payable monthly in arrears, and are payable as to principal no later than five years after the date of the loan. All shares purchased with such loans are pledged to the Company as collateral for repayment of the loans.

    Pro Forma Disclosure--As described in Note A, the Company uses the intrinsic value method to measure compensation expense associated with the grants of stock options or awards to employees. Had the Company used the fair value method to measure compensation, reported net income and earnings per share would have been as follows (in thousands, except per share amounts):

                                                          1996       1995
                                                        ---------  ---------
Income (loss) before income taxes.....................  $   1,598  $     (64)
Provision for income taxes............................        735        204
                                                        ---------  ---------
Net income (loss).....................................  $     863  $    (140)
                                                        ---------  ---------
Net income (loss) per share...........................  $    0.21  $   (0.04)
                                                        ---------  ---------

    For purposes of determining the above disclosure required by Statement of Financial Accounting Standards No. 123, the fair value of options on their grant date was measured using the Black/Scholes option pricing model. Key assumptions used to apply this pricing model were as follows:

                                                          1996       1995
                                                        ---------  ---------
Risk-free interest rate..............................        6.0%       6.7%
Expected life of option grants.......................    10 years   10 years
Expected volatility of underlying stock..............       36.4%      46.6%

    The pro forma presentation only includes the effects of grants made subsequent to January 1, 1995.

NOTE H. EMPLOYEE BENEFIT PLANS

    Employee Stock Ownership Plan--In December 1993, the Company established a stock bonus type of Employee Stock Ownership Plan ("ESOP") for the benefit of all eligible employees. The ESOP is expected to be primarily invested in common stock of the Company on behalf of the employees. ESOP contributions are at the discretion of the Company's Board of Directors and are determined annually. However, it is the Company's present intention to make contributions sufficient to repay the ESOP's Promissory Note on a level funding basis over a 10-year period. The Company measures the expense related to such contributions based on the original cost of the stock which was originally issued to the ESOP. Shares of stock which were issued to the ESOP are allocated to the participants based on a calculation of the ratio of the annual contribution amount to the original principal of the Promissory Note. The Company made contributions of $105,000 in 1996, $110,000 in 1995, and $99,000 in 1994.

    Employees with five or more years of service with the Company from and after December 1993 at the time of termination of employment will be fully vested in their benefits under the ESOP. For a participant with fewer than five years of service from December 1993 through his or her termination date, his or her account balance will vest at the rate of 20% for each year of employment. Upon the retirement or other termination of an ESOP participant, the shares of common stock in which he or she is vested, at the option of the participant, may be converted to cash or may be distributed. The unvested shares are allocated to the remaining participants. The Company has issued 300,000 shares of Common Stock to this plan in consideration of a Promissory
Note in the principal amount of $1,050,000. As of December 31, 1996, 89,654 shares of Common Stock have been allocated to participant accounts under the ESOP and 210,346 shares remain unallocated. The market value of unallocated share was $1,262,076.

    Supplemental Employee Stock Ownership Plan--In July, 1994, the
Company adopted a Supplemental Employee Stock Ownership Plan ("SESOP") for the benefit of all eligible employees. Eligibility requirements are similar to the ESOP discussed above except that any amounts allocated under the SESOP would first be allocated to the accounts of certain highly compensated employees to make up for certain limitations on Company contributions under the ESOP required by the 1993 Tax Act and next to all eligible employees on a non-discriminatory basis. The Company has issued 350,000 shares of Common Stock to this plan in consideration for a Promissory Note in the principal amount of $1,225,000. SESOP contributions are at the discretion of the Company's Board of Directors and are determined annually. No contributions have been made nor have any allocations yet been made to participant accounts.

    Savings Plan--The Company has established a Savings Plan covering substantially all full-time employees, which allows participants to make contributions by salary deductions pursuant to Section 401(k) of the Internal Revenue Code. The Company matches employee contributions up to a maximum of 2% of the employee's salary. Both employee and employer contributions are vested immediately. The Company's contributions to the Savings Plan were $62,841 in 1996, $49,419 in 1995 and $37,975 in 1994.

    NOTE I. PREFERRED STOCK PURCHASE RIGHTS PLAN
    Pursuant to a rights agreement between the Company and the First National Bank of Boston, as rights agent, dated August 3, 1993, the Board of Directors declared a dividend on August 3, 1993 of one preferred stock purchase right ("Right") for each share of the Company's common stock (the "Shares") outstanding on or after August 13, 1993. The Right entitles the holder to purchase one one-hundredth of a share of Series A Preferred Stock, which fractional share is substantially equivalent to one share of Common Stock, at an exercise price of $20. The Rights will not be exercisable or transferable apart from the Common Stock until the earlier to occur of (i) 10 days following a public announcement that a person or affiliated group has acquired 15 percent or more of the outstanding Common Stock (such person or group, an "Acquiring Person"), or (ii) 10 business days after an announcement or commencement of a tender offer which would result in a person or group's becoming an Acquiring Person, subject to certain exceptions. The Rights beneficially owned by the Acquiring Person and its affiliates become null and void upon the Rights becoming exercisable.

    If a person becomes an Acquiring Person or certain other events occur, each Right entitles the holder, other than the Acquiring Person, to purchase common stock (or one one-hundredth of a share of Preferred Stock, at the discretion of the Board of Directors) having a market value of two times the exercise price of the Right. If the Company is acquired in a merger or other business combination, each exercisable Right entitles the holder, other than the Acquiring Person, to purchase Common Stock of the acquiring company having a market value of two times the exercise price of the Right.

    At any time after a person becomes an Acquiring Person and prior to the acquisition by such person of 50% or more of the outstanding Common Stock, the Board of Directors may direct the Company to exchange the Rights held by any person other than an Acquiring Person at an exchange ratio of one share of Common Stock per Right. The Rights may be redeemed by the Company, subject to approval of the Board of Directors, for one cent per Right in accordance with the provisions of the Rights Plan. The Rights have no voting or dividend privileges.

    NOTE J. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
    FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS No. 107"), requires the Company to disclose the estimated fair values for certain of its financial instruments. Financial instruments include items such as loans, interest rate contracts, notes payable, and other items as defined in SFAS No. 107.

    Fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

    Quoted market prices are used when available; otherwise, management estimates fair value based on prices of financial instruments with similar characteristics or using valuation techniques such as discounted cash flow models. Valuation techniques involve uncertainties and require assumptions and judgments regarding prepayments, credit risk and discount rates. Changes in these assumptions will result in different valuation estimates. The fair values presented would not necessarily be realized in an immediate sale; nor are there plans to settle liabilities prior to contractual maturity. Additionally, SFAS No. 107 allows companies to use a wide range of valuation techniques; therefore, it may be difficult to compare the Company's fair value information to other companies' fair value information.

    The following table presents a comparison of the carrying value and estimated fair value of the Company's financial instruments at December 31, 1996:


IN THOUSANDS                                               VALUE    FAIR VALUE
------------                                            ----------  ----------
Financial liabilities:
Notes payable..........................................   $116,737    $116,130
Interest rate contracts................................     $-0-         $(336)

    The following table presents a comparison of the carrying value and estimated fair value of the Company's financial instruments at December 31, 1995:

                                                        CARRYING    ESTIMATED
IN THOUSANDS                                              VALUE     FAIR VALUE
------------                                            ----------  ----------
Financial assets:
Cash and cash equivalents..............................        $861       $861
Restricted cash........................................      $5,610     $5,610
Net investment in leases and notes.....................    $119,916   $119,916
Financial liabilities:
Notes payable..........................................     $88,523    $88,523

    The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

        Cash, cash equivalents and restricted cash: For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

        Net investment in leases and notes: The estimated fair value of net investment in leases and notes approximates carrying value. Loans at rates similar to those in the current portfolio could be made to borrowers with similar credit ratings and for similar remaining maturities. For nonaccrual practice acquisition and asset-based loans, fair value is estimated by discounting management's estimate of future cash flows with a discount rate commensurate with the risk associated with such assets.

        Notes payable: The fair market value of the Company's senior notes is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same maturity. At December 31, 1995, the Company's senior notes, as shown on the accompanying balance sheet, reflect their approximate fair market value.

        Interest rate contracts: The fair value of interest rate contracts is estimated based on the estimated amount necessary to terminate the agreements. At December 31, 1995, this amount was not material to the financial statements.

NOTE K. SUBSEQUENT EVENT

    On March 26, 1997, the Company completed the issuance of $20 million of unsecured senior subordinated notes due in 2007, which bear interest at a fixed rate of 11%. The Company received approximately $18.5 million in net proceeds, which it used to repay a portion of the amount outstanding under the Revolving Credit Arrangement (Note D).

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of HPSC, Inc.:

    We have audited the accompanying consolidated balance sheet of HPSC, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of HPSC, Inc. and subsidiaries as of December 31, 1996, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Boston, Massachusetts
February 28, 1997
(March 26, 1997 as to Note K)

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of HPSC, Inc.:

    We have audited the accompanying consolidated balance sheet of HPSC, Inc. as of December 31, 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HPSC, Inc. as of December 31, 1995, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

    As discussed in Note A to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure," effective January 1, 1995.

Coopers & Lybrand L.L.P.

BOSTON, MASSACHUSETTS

March 25, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  The information required by this item has been filed on Form 8-K, dated June 19, 1996.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item is incorporated by reference from the sections captioned "PROPOSAL ONE--ELECTION OF DIRECTORS --Nominees for Class II Directors," "--Members of the Board of Directors Continuing in Office" and " - Other Executive Officers" and "VOTING SECURITIES--Section 16(a) Beneficial Ownership Reporting Compliance" in the 1997 Proxy Statement to be filed not later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference from the sections captioned "EXECUTIVE COMPENSATION--Summary Compensation Table," " -Stock Loan Program," "--Supplemental Executive Retirement Plan," "--Option Grants in Last Fiscal Year," "--Aggregated Option Exercises and Year-End Values,"--Employment Agreements" and "--Compensation of Directors" in the 1997 Proxy Statement to be filed not later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference from the section captioned "VOTING SECURITIES--Share Ownership of Certain Beneficial Owners and Management" in the 1997 Proxy Statement to be filed not later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Not Applicable


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(A) 1. FINANCIAL STATEMENTS
       --------------------

    The consolidated financial statements filed as part of this Report are listed in Item 8.

(A) 2. FINANCIAL STATEMENT SCHEDULES
       -----------------------------

    Schedules have been omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

LOCATION OF DOCUMENTS PERTAINING TO EXECUTIVE COMPENSATION PLANS AND
ARRANGEMENTS


                                                 ITEM IN
              NAME OF DOCUMENT                 THIS REPORT                  CROSS REFERENCE
              ----------------                 -----------                  ---------------
1.         HPSC, Inc. Stock Option                10.2             Incorporated by reference to Exhibit
           Plan dated March 5,1986                                 10.6 to HPSC's Annual Report on Form
                                                                   10-K for the fiscal year ended
                                                                   December 30, 1989


2.         Employment Agreement                   10.3             Incorporated by reference to Exhibit
           between the Company and                                 10.3 to HPSC's Amendment No. 1 to
           John W. Everets, dated as of                            Registration Statement on Form S-1 filed on
           July 19, 1996                                           March 10, 1997


3.         Employment Agreement                   10.4             Incorporated by reference to Exhibit
           between the Company and                                 10.4 to HPSC's Amendment No. 1 to
           Raymond R. Doherty dated as                             Registration Statement on Form S-1 filed on
           of August 2, 1996                                       March 10, 1997


4.         HPSC, Inc. Employee Stock              10.6             Incorporated by reference to Exhibit
           Ownership Plan Agreement                                10.9 to HPSC's Annual Report on
           dated December 22, 1993                                 Form 10-K for the fiscal year ended
           between HPSC, Inc. and John                             December 25, 1993
           Everets and Raymond
           Doherty, as trustees


5.         First Amendment effective              10.7             Incorporated by reference to Exhibit
           January 1, 1993 to HPSC, Inc.                           10.2 to HPSC's Quarterly Report on
           Employee Stock Ownership                                Form 10-Q for the quarter ended
           Plan                                                    June 25, 1994


6.         Second Amendment effective             10.8             Incorporated by reference to Exhibit
           January 1, 1994 to HPSC,                                10.11 to HPSC's Annual Report on
           Inc., Employee Stock                                    Form 10-K for the fiscal year ended
           Ownership Plan                                          December 31, 1994


7.         Third Amendment effective              10.9             Incorporated by reference to Exhibit
           January 1, 1993 to HPSC, Inc.                           10.12 to HPSC's Annual Report on
           Employee Stock Ownership                                Form 10-K for the fiscal year ended
           Plan                                                    December 31, 1994


8.         HPSC, Inc. 401 (k) Plan dated          10.13            Incorporated by reference to Exhibit
           February, 1993 between                                  10.15 to HPSC's Annual Report on
           HPSC, Inc. and Metropolitan                             Form 10-K for the fiscal year ended
           Life Insurance Company                                  December 25, 1993


9.         HPSC, Inc. Supplemental                10.10            Incorporated by reference to Exhibit
           Employee Stock Ownership                                10.3 to HPSC's Quarterly Report on
           Plan and Trust dated July 25,                           Form 10-Q for the quarter ended June
           1994                                                    25, 1994


10.        HPSC, Inc. 1994 Stock Plan             10.11            Incorporated by reference to Exhibit
           dated as of March 23, 1994                              10.4 to HPSC's Quarterly Report on
           and related forms of                                    Form 10-Q for the quarter ended June
           Nonqualified Option Grant                               25, 1994
           and Option Exercise Form


11.        Employment Agreement                   10.5             Incorporated by reference to Exhibit
           between HPSC, Inc. and Rene                             10.5 to HPSC's Quarterly Report on
           Lefebvre dated April 6, 1994                            Form 10-Q for the quarter ended June
                                                                   25, 1994


12.        Amended and Restated HPSC,             10.29            Incorporated by reference to Exhibit 10.27 to
           Inc. 1995 Stock Incentive Plan                          HPSC's Annual Report on Form 10-K for the
                                                                   fiscal year ended December
                                                                   31, 1995.


13.        Stock Option grant to Lowell           10.30            Incorporated by reference to Exhibit 10.28 to
           P. Weicker effective                                    HPSC's Annual Report on Form 10-K for the
           December 7, 1995                                        fiscal year ended December 31, 1995.


14.        HPSC, Inc. Supplemental                10.12            Incorporated by reference to Exhibit 10.12 to
           Executive Retirement Plan                               HPSC's Amendment No. 1 to Registration
           dated as of January 1, 1997                             Statement on Form S-1 filed March 10, 1997.



(a) 3 EXHIBITS
Exhibits
--------------

    NO.                     TITLE                                               METHOD OF FILING
    ---                     -----                                               ----------------
    3.1      Restated Certificate of Incorporation of        Incorporated by reference to Exhibit 3.1 to HPSC's Annual
             HPSC, Inc.                                      Report on Form 10-K for the fiscal year ended December 31,
                                                             1995.

    3.2      Certificate of Amendment to                     Incorporated by reference to Exhibit 3.2 to HPSC's Annual
             Restated Certificate of                         Report filed on Form 10-K for the fiscal year ended
             Incorporation of HPSC, Inc.                     December 31, 1995.
             in Delaware on September 14,
             1987

    3.3      Certificate of Amendment to                     Incorporated by reference to Exhibit 3.3 to HPSC's Annual
             Restated Certificate of                         Report filed on Form 10-K for the fiscal year ended
             Incorporation of HPSC, Inc.                     December 31, 1995.
             in Delaware on May 22, 1995

    3.4      Amended and Restated By-Laws                    Incorporated by reference to Exhibit 3.4 to HPSC's Amendment
                                                             No. 1 to Registration Statement on Form S-1 filed March 10,
                                                             1997

    4.1      Rights Agreement dated as of                    Incorporated by reference to
             August 3, 1993 between the                      Exhibit 4 to HPSC's Amendment
             Company and The First National                  No. 1 to its Current Report on
             Bank of Boston, N.A., including                 Form 8-K filed August 11, 1993
             as Exhibit B thereto the form of
             Rights Certificate

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

    10.3     Employment Agreement                            Incorporated by reference to
             between the Company and                         Exhibit 10.3 to HPSC's Amendment No. 1
             John W. Everets, dated as of                    to Registration Statement on Form S-1
             July 19, 1996                                   filed March 10, 1997

    10.4     Employment Agreement                            Incorporated by reference to
             between the Company and                         Exhibit 10.4 to HPSC's Amendment No. 1
             Raymond R. Doherty dated                        to Registration Statement on Form S-1
             as of August 2, 1996                            filed March 10, 1997

    10.5     Employment Agreement                            Incorporated by reference to
             between HPSC, Inc. and Rene                     Exhibit 10.5 to HPSC's Quarterly
             Lefebvre dated April 6, 1994                    Report on Form 10-Q for the
                                                             quarter ended June 25, 1994

    10.6     HPSC, Inc. Employee Stock                       Incorporated by reference to
             Ownership Plan Agreement                        Exhibit 10.9 to HPSC's Annual
             dated December 22, 1993                         Report on Form 10-K for the
             between HPSC, Inc. and John                     fiscal year ended December 25,
             W. Everets and Raymond R.                       1993
             Doherty, as trustees

    10.7     First Amendment effective                       Incorporated by reference to
             January 1, 1993 to HPSC, Inc.                   Exhibit 10.2 to HPSC's Quarterly
             Employee Stock Ownership Plan                   Report on Form 10-Q for the
                                                             quarter ended June 25, 1994

    10.8     Second Amendment effective                      Incorporated by reference to
             January 1, 1994 to HPSC, Inc.                   Exhibit 10.11 to HPSC's Annual
             Employee Stock Ownership Plan                   Report on Form 10-K for the fiscal
                                                             year ended December 31, 1994

    10.9     Third Amendment effective                       Incorporated by reference to
             January 1, 1993 to HPSC, Inc.                   Exhibit 10.12 to HPSC's Annual
             Employee Stock Ownership Plan                   Report on Form 10-K for the
                                                             fiscal year ended December 31, 1994


    10.10    HPSC, Inc. Supplemental                         Incorporated by reference to
             Employee Stock Ownership Plan                   Exhibit 10.3 to HPSC's Quarterly
             and Trust dated July 25, 1994                   Report on Form 10-Q for the
             dated July 25, 1994                             quarter ended June 25, 1994

    10.11    HPSC, Inc. 1994 Stock Plan                      Incorporated by reference to
             dated as of March 23, 1994 and                  Exhibit 10.4 to HPSC's Quarterly
             related forms of Nonqualified                   Report on Form 10-Q for the
             Option Grant and Option                         quarter ended June 25, 1994
             Exercise Form

    10.12    HPSC, Inc. Supplemental Executive               Incorporated by reference to Exhibit 10.12
             Retirement Plan dated as of                     to HPSC's Amendment No. 1 to
             January 1, 1997                                 Registration Statement on Form S-1
                                                             filed March 10, 1997

    10.13    HPSC, Inc. 401(k) Plan dated                    Incorporated by reference to
             February, 1993 between HPSC,                    Exhibit 10.15 to HPSC's Annual
             Inc. and Metropolitan Life                      Report on Form 10-K for the
             Insurance Company                               fiscal year ended December 25,
                                                             1993

    10.14    Indenture and Service                           Incorporated by reference to
             Agreement dated as of                           Exhibit 10.10 to HPSC's Annual
             December 23, 1993 by and                        Report on Form 10-K for the
             among HPSC Funding corp. I,                     fiscal year ended December 25,
             HPSC, Inc. and State Street                     1993
             Bank and Trust company of
             Connecticut, N.A.

    10.15    Sale and Contribution                           Incorporated by reference to
             Agreement dated as of                           Exhibit 10.11 to HPSC's Annual
             December 23, 1993 between                       Report on Form 10-K for the
             HPSC Funding Corp I and                         fiscal year ended December 25,
             HPSC, Inc.                                      1993

    10.16    Note Purchase Agreement                         Incorporated by reference to
             dated as of December 23, 1993                   Exhibit 10.12 to HPSC's Annual
             among HPSC Funding Corp. I,                     Report on Form 10-K for the
             HPSC, Inc. and the Prudential                   fiscal year ended December 25,
             Life Insurance Company of                       1993
             America

    10.17    Insurance Agreement dated as                    Incorporated by reference to
             of December 23, 1993 among                      Exhibit 10.13 to HPSC's Annual
             Municipal Bond Investors                        Report on Form 10-K for the
             Assurance Corporation, HPSC                     fiscal year ended December 25,
             Funding Corp. I, HPSC, Inc. and                 1993
             State Street Bank and Trust
             Company of Connecticut, N.A.

    10.18    Undertaking with respect to                     Incorporated by reference to
             Exhibits to certain Agreements                  Exhibit 10.14 to HPSC's Annual
                                                             Report on Form 10-K for the
                                                             fiscal year ended December 25,
                                                             1993

    10.19    Second Amended and Restated                     Incorporated by reference to
             Revolving Loan Agreement                        Exhibit 10.19 to HPSC's
             dated as of December 12, 1996,                  Registration Statement on Form S-1
             among HPSC, Inc., The First National            filed January 30, 1997
             Bank of Boston, individually
             and as Managing Agent, Nation Bank,
             individually and as Agent, and the
             the banks named therein

    10.20    First Amendment to Second Amended             Filed herewith
             and Restated Revolving Loan
             Agreement dated as of March 26,
             1997 among HPSC, Inc., The First
             National Bank of Boston,
             individually and as Managing Agent,
             National Bank, individually and as
             Agent, and the bank named therein

    10.21    Loan Agreement dated April 13, 1995            Incorporated by reference to Exhibit 10.1 to HPSC's
             between HPSC, Inc. and Springfield             Quarterly Report on Form 10-Q for the quarter ended
             Institution for Savings                        March 31, 1995

    10.22    Sale Agreement dated November 16,              Incorporated by reference to Exhibit 10.24 to HPSC's
             1995 between HPSC, Inc. and                    Annual Report on Form 10-K for the fiscal year ended
             Springfield Institution for Savings            December 31, 1995


    10.23    Stock Purchase Agreement, dated as             Incorporated by reference to Exhibit 10.3 to HPSC's
             of November 1, 1994, by and among              Quarterly Report on Form 10-Q for the quarter ended
             HPSC, Inc. and each of Chemical                September 24, 1994
             Bank; The CIT Group/Business
             Credit, Inc.; Van Kampen Merritt
             Prime Rate Income Trust; the Nippon
             Credit Bank, Ltd.; Union Bank of
             Finland, Grand Cayman Branch; HPSC,
             Inc.; The Bank of Tokyo Trust
             Company; and Morgens, Waterfall,
             Vintiadis & Co. Inc., and related
             Schedules


    10.24    Purchase and Contribution Agreement            Incorporated by reference to Exhibit 10.31 to HPSC's
             dated as of January 31, 1995                   Annual Report on Form 10-K for the fiscal year ended
             between HPSC, Inc. and HPSC Bravo              December 31, 1994
             Funding Corp.

    10.25    Credit Agreement dated as of                   Incorporated by reference to Exhibit 10.32 to HPSC's
             January 31, 1995 among HPSC Bravo              Annual Report on Form 10-K for the fiscal year ended
             Funding Corp., Triple-A One Funding            December 31, 1994
             Corporation, as lender, and CapMAC,
             as Administrative Agent and as
             Collateral Agent

    10.26    Agreement to furnish copies of                 Incorporated by reference to Exhibit 10.33 to HPSC's
             Omitted Exhibits to Certain                    Annual Report on Form 10-K for the fiscal year ended
             Agreements with HPSC Bravo Funding             December 31, 1994
             Corp.

    10.27    Amendment documents, effective                 Incorporated by reference to Exhibit 10.26 to HPSC's
             November 5, 1996 to Credit                     Registration Statement on Form S-1 filed January 30, 1997
             Agreement dated as of January 31,
             1995 among HPSC Bravo Funding
             Corp., Triple-A Funding
             Corporation, as Lender, and CapMAC,
             as Administrative Agent and as
             Collateral Agent

    10.28    Indenture dated as of March 20,                Filed herewith
             1997 between HPSC, Inc. and State
             Street Bank and Trust Company, as
             Trustee

    10.29    Amended and Restated HPSC, Inc.                Incorporated by reference to Exhibit 10.27 to HPSC's Annual
             1995 Stock Incentive Plan                      Report on Form 10-K for the fiscal year ended December 31, 1995

    10.30    Stock Option grant to Lowell P.                Incorporated by reference to Exhibit 10.28 to HPSC's Annual
             Weicker effective December 7, 1995.            Report on Form 10-K for the fiscal year ended December 31, 1995

     21.1    Subsidiaries of HPSC, Inc.                     Filed herewith

     23.1    Consent of Deloitte & Touche LLP               Filed herewith

     23.2    Consent of Coopers & Lybrand                   Filed herewith
             L.L.P.

     27.1    HPSC, Inc. Financial Data Schedule             Filed herewith


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

                                        HPSC, INC.

                                        BY: John W. Everets
                                            ---------------------------
DATED: MARCH 31, 1997                       JOHN W. EVERETS
                                            CHAIRMAN, CHIEF EXECUTIVE
                                            OFFICER AND DIRECTOR

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of HPSC, Inc. and in the capacities and on the dates indicated.

          Name                            Title                     Date
------------------------------  ---------------------------  -------------------

By: /S/ JOHN W. EVERETS         Chairman, Chief Executive
------------------------------    Officer and Director           March 31, 1997
        John W. Everets           (Principal Executive
                                   Officer)

                                Vice President, Chief
BY: /S/ RENE LEFEBVRE             Financial Officer and
------------------------------    Treasurer (Principal           March 31, 1997
        Rene Lefebvre             Financial Officer)


BY: /S/ RAYMOND R. DOHERTY      President and Director
------------------------------                                   March 24, 1997
        Raymond R. Doherty

  BY: /S/ DENNIS J. McMAHON     Vice President, Administration
------------------------------  (Principal Accounting Officer)   March 31, 1997
          Dennis J. Mcmahon

BY: /S/ DOLLIE A. COLE          Director
------------------------------                                   March 26, 1997
        Dollie A. Cole

BY: /S/ THOMAS M. McDOUGAL      Director
------------------------------                                   March 31, 1997
        Thomas M. McDougal

BY: /S/ SAMUEL P. COOLEY        Director
------------------------------                                   March 24, 1997
        Samuel P. Cooley

BY: /S/ JOSEPH A. BIERNAT       Director
------------------------------                                   March 31, 1997
         Joseph A. Biernat

BY: /S/ J. KERMIT BIRCHFIELD    Director
------------------------------                                   March 31, 1997
        J. Kermit Birchfield

BY: /S/ LOWELL P. WEICKER, JR.  Director
------------------------------                                   March 31, 1997
        Lowell P. Weicker, Jr.



                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HPSC, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HPSC, INC.

                                        BY: John W. Everets
                                            --------------------------
DATED: MARCH 31, 1997                       JOHN W. EVERETS
                                            CHAIRMAN, CHIEF EXECUTIVE
                                            OFFICER AND DIRECTOR

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of HPSC, Inc. and in the capacities and on the dates indicated.

          Name                             Title                    Date
------------------------------  ---------------------------  -------------------

                                Chairman, Chief Executive
     BY: JOHN W. EVERETS          Officer and Director
------------------------------    (Principal Executive         March 31, 1997
         John W. Everets          Officer)

                                Vice President, Chief
      BY: RENE LEFEBVRE           Financial Officer and
------------------------------    Treasurer (Principal         March 31, 1997
          Rene Lefebvre           Financial Officer)

    BY: RAYMOND R. DOHERTY      President and Director
------------------------------                                 March 24, 1997
        Raymond R. Doherty

    BY: DENNIS J. MCMAHON       Vice President,
------------------------------    Administration (Principal    March 31, 1997
        Dennis J. Mcmahon         Accounting Officer)

      BY: DOLLIE A. COLE        Director
------------------------------                                 March 26, 1997
          Dollie A. Cole

    BY: THOMAS M. MCDOUGAL      Director
------------------------------                                 March 31, 1997
        Thomas M. McDougal

     BY: SAMUEL P. COOLEY       Director
------------------------------                                 March 24, 1997
         Samuel P. Cooley

    BY: JOSEPH A. BIERNAT       Director
------------------------------                                 March 31, 1997
        Joseph A. Biernat

   BY: J. KERMIT BIRCHFIELD     Director
------------------------------                                 March 31, 1997
       J. Kermit Birchfield

BY: /S/ LOWELL P. WEICKER, JR.  Director
------------------------------                                 March 31, 1997
      Lowell P. Weicker, Jr.
