Form 10-Q
period 1997-03-31
HPSC INC
filed 1997-05-15
CIK 718909

                         SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549

                                      FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 1997
                                ----------------------------------------------
                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934


For the transition period from _____________________ to _____________________

                        Commission file number 0-11618

                                   HPSC, Inc.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Delaware                                 04-2560004
---------------------------------------      ---------------------------------
  (State or other jurisdiction of            (IRS Employer Identification No.)
   incorporation or organization)


60 STATE STREET, BOSTON, MASSACHUSETTS                    02109
----------------------------------------      --------------------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code     (617) 720-3600
                                                    --------------------------
                                         NONE
-------------------------------------------------------------------------------
                (Former name, former address, and former fiscal year
                            if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.    YES  _X_  NO ___

                         APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: COMMON STOCK, PAR VALUE $.01 PER SHARE. SHARES OUTSTANDING AT MAY 1, 1997, 4,657,930.

                                      HPSC, INC.


                                        INDEX


PART I  --  FINANCIAL INFORMATION                                         PAGE

  Condensed Consolidated Balance Sheets as of March 31,
  1997and December 31, 1996 .............................................    3

  Condensed Consolidated Statements of Income for each of
  the Three Months Ended March 31, 1997 and March 31, 1996...............    4

  Consolidated Statements of Cash Flows for each of the
  Three Months Ended March 31, 1997 and March 31,1996....................    5

  Notes to Condensed Consolidated Financial Statements...................    6

  Management's Discussion and Analysis of Financial
  Condition and Results of Operations.................................... 7-10


PART II  --  OTHER INFORMATION

   Signatures............................................................   11

   Exhibit Index.........................................................   11

                                      HPSC, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                         (in thousands, except share amounts)
                                     (unaudited)

                                        ASSETS
                                                              March 31,   December 31,
                                                                1997          1996
                                                              ---------   -----------
CASH AND CASH EQUIVALENTS                                     $  2,288    $   2,176
RESTRICTED CASH                                                  7,987        6,769
INVESTMENT IN LEASES AND NOTES:
  Lease contracts and notes receivable due in installments     164,630      160,049
  Notes receivable                                              20,623       18,688
  Estimated residual value of equipment at end of lease term     9,429        9,259
  Less unearned income                                         (35,932)     (34,482)
  Less allowance for losses                                     (4,047)      (4,082)
  Less security deposits                                        (4,863)      (4,522)
  Deferred origination costs                                     4,246        4,312
                                                              --------     --------
         Net investment in leases and notes                    154,086      149,222
                                                              --------     --------
OTHER ASSETS:
  Other assets                                                   4,666        3,847
  Refundable income taxes                                          703        1,203
                                                              --------     --------
TOTAL ASSETS                                                  $169,730     $163,217
                                                              --------     --------
                                                              --------     --------

                         LIABILITIES AND STOCKHOLDERS' EQUITY

REVOLVING CREDIT BORROWINGS                                   $ 25,500     $ 40,000
SENIOR NOTES                                                    79,184       76,737
SENIOR SUBORDINATED NOTES                                       20,000           --
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                         3,716        5,916
ACCRUED INTEREST                                                   548          450
ESTIMATED RECOURSE LIABILITIES                                     730          480
INCOME TAXES:
  Currently payable                                                338          300
  Deferred                                                       5,110        5,002
                                                              --------     --------
         TOTAL LIABILITIES                                     135,126      128,885
                                                              --------     --------
STOCKHOLDERS' EQUITY:
  PREFERRED STOCK, $1.00 par value;
  authorized 5,000,000 shares; issued - None                        --           --
  COMMON STOCK, $.01 par value; 15,000,000 shares authorized;
  issued and outstanding 4,786,530 shares in 1997 and 1996          48           48
  TREASURY STOCK (at cost) 128,600 shares in 1997 and 1996        (587)        (587)
  Additional paid-in capital                                    12,305       12,305
  Retained earnings                                             25,562       25,351
                                                              --------     --------
                                                                37,328       37,117
Less:   Deferred compensation                                   (2,540)      (2,590)
        Notes receivable from officers and employees              (184)        (195)
                                                              --------     --------
        TOTAL STOCKHOLDERS' EQUITY                              34,604       34,332
                                                              --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $169,730     $163,217
                                                              --------     --------
                                                              --------     --------


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                      HPSC, INC.

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
         FOR EACH OF THE THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996
                  (in thousands, except per share and share amounts)
                                     (unaudited)

                                                 March 31,    March 31,
                                                   1997         1996
                                                 --------     ---------

REVENUES:

  Earned income on leases and notes              $  5,015     $   3,773

  Gain on sales of leases and notes                   732            83

  Provision for losses                               (187)         (348)
                                                 --------     ---------

  Net revenues                                      5,560         3,508
                                                 --------     ---------

OPERATING AND OTHER (INCOME) EXPENSES:

  Selling, general and administrative               2,807         1,647

  Interest expense                                  2,437         1,643

  Interest income                                     (92)          (34)
                                                 --------     ---------


  Net operating expenses                            5,152         3,256
                                                 --------     ---------

INCOME BEFORE INCOME TAXES                            408           252
                                                 --------     ---------

PROVISION FOR INCOME TAXES:

  Federal, Foreign and State:
  Current                                              89           650

  Deferred                                            108          (550)
                                                 --------     ---------

TOTAL INCOME TAXES                                    197           100
                                                 --------     ---------

NET INCOME                                       $    211     $     152
                                                 --------     ---------
                                                 --------     ---------

NET INCOME PER SHARE                             $    .05     $     .04
                                                 --------     ---------
                                                 --------     ---------

SHARES USED TO COMPUTE INCOME PER SHARE:        4,069,830     4,013,862

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                  HPSC, INC.

                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
        FOR EACH OF THE THREE MONTHS ENDED MARCH 31, 1997 AND MARCH  31, 1996
                                    (in thousands)
                                     (unaudited)

                                                              March 31,    March 31,
                                                                1997         1996
                                                              ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                $    211     $    152
    Adjustments to reconcile net income to net cash
        provided by  (used in) operating activities:
    Depreciation and amortization                                  962          702
    Deferred income taxes                                          108         (550)
    Restricted stock compensation                                   50          ---
    Gain on sale of receivables                                   (732)         (83)
    Provision for losses on lease contracts and notes
    receivable                                                     187          348
    Increase in accrued interest                                    98           24
    (Decrease) in accounts payable and accrued liabilities      (2,200)        (948)
    Increase in accrued income taxes                                38           77
    Decrease in refundable income taxes                            500          628
    Decrease in other assets                                       123           31
                                                              --------     --------
    Cash (used in) provided by operating activities               (655)         381
                                                              --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Origination of lease contracts and notes receivable
        due in installments                                    (26,700)     (18,226)
    Portfolio receipts, net of amounts included in income       12,393        9,173
    Proceeds from sales of lease contracts and notes
        receivable due in installments                           8,573          418
    Net increase in notes receivable                            (1,923)      (1,701)
    Net increase in security deposits                              341          207
    Net decrease (increase) in other assets                        130         (163)
    Net (decrease) increase in loans to employees                   (9)           8
                                                              --------     --------
    Cash (used in) investing activities                         (7,195)     (10,284)
                                                              --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Repayment of senior notes                                   (9,631)      (6,176)
    Proceeds from issuance of senior notes, net of debt
        issue costs                                             12,059        3,127
    Proceeds from issuance of senior subordinated notes,
        net of debt issuance costs                              18,824          ---
    Net repayment of revolving credit borrowing                (20,000)         ---
    Proceeds from revolving credit borrowings, net of debt
        issuance costs                                           5,492       13,465
    Increase in restricted cash                                  1,218          249
                                                              --------     --------
    Cash provided by financing activities                        7,962       10,665
                                                              --------     --------
Net increase in cash and cash equivalents                          112          762
Cash and cash equivalents at beginning of period                 2,176          861
                                                              --------     --------
Cash and cash equivalents at end of period                    $  2,288     $  1,623
                                                              --------     --------
                                                              --------     --------
-----------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
    Interest paid                                               $2,118      $ 1,536
    Income taxes paid                                               68           40

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                  HPSC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The information presented for the interim periods is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of HPSC, Inc. (the "Company"), are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results to be expected for the full fiscal year. Certain 1996 account balances have been reclassed to conform with 1997 presentation.


2. The earnings per share computations assume the exercise of stock options under the modified treasury stock method and include those shares allocated to participant accounts in the Company's Employee Stock Ownership Plan and those shares subject to time vesting under the Restricted Stock Award Plan.

3. On March 31, 1997, the Company had $7,987,000 in restricted cash, of which $5,087,000 was reserved for debt service and $2,900,000 was reserved for credit enhancement pursuant to the terms of agreements entered into by the Company on December 27, 1993, with respect to the $70,000,000 HPSC Funding Corp I securitization transaction.

4. In connection with the HPSC Bravo Funding Corp. ("Bravo") revolving credit facility, the Company had $71,990,000 of its Senior Notes subject to interest rate swap agreements. Under the structure of the facility, Bravo incurs interest at various rates in the commercial paper market and enters into interest rate swap agreements to assure fixed rate funding. At March 31, 1997, Bravo had sixteen separate swap contracts with the Bank of Boston with a total notional value of $73,690,000.

5. In March 1997, the Company completed the issuance of $20,000,000 of unsecured senior subordinated notes (the "Notes") due in 2007, which bear interest at a fixed rate of 11%. The Notes pay interest semi-annually on April 1 and October 1, with such payments beginning on October 1, 1997. The Notes are redeemable at the option of the Company in whole or in part, other than through the operation of a sinking fund after April 1, 2002 at established redemption prices, plus accrued but unpaid interest to the date of repurchase. Beginning July 1, 2002, the Company is required to redeem, on January 1, April 1, July 1, and October 1 of each year, a portion of the aggregate principal amount of the Notes at a redemption price equal to 100% of such principal amount redeemed plus accrued but unpaid interest to redemption date.

6. Statement of Financial Accounting Standards No. 128, "Earnings per Share", effective for the Company for reporting periods ending after December 15, 1997, provides new standards for computing and presenting earnings per share (EPS). It replaces primary EPS with basic EPS and requires dual presentation of basic and diluted EPS. For the three months ended March 31, 1997, the pro forma basic EPS for the Company would be $0.06 per share, while pro forma diluted EPS would be $0.05 per share.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Earned income from leases and notes for the three months ended March 31, 1997 was $5,015,000 (including approximately $860,000 from ACFC) as compared to $3,773,000 (including approximately $438,000 from ACFC) for the three months ended March 31, 1996. This increase of approximately 33% was due primarily to the increase in net investment in leases and notes from the 1996 period to 1997 and slightly higher implicit earning rates in 1997. The increase in net investment in leases and notes resulted, in part, from a higher level of originations in the first quarter of 1997 of $26,300,000 compared to $20,300,000 in the same period in 1996. Gains on sales of leases and notes increased to $732,000 (net of $250,000 of estimated recourse liabilities) in the first quarter of 1997 compared to $83,000 in the comparable 1996 period. The increase was caused by a higher level of asset sales activity in the current period.

Interest expense net of interest income on cash balances for the first quarter of 1997 was $2,345,000 (47% of earned income) compared to $1,609,000 (43% of earned income) for the three months ended March 31, 1996, an increase of 46%. The increase in net interest expense was due primarily to a 26% increase in debt levels from the first quarter of 1996 to the first quarter of 1997 which resulted primarily from borrowings to finance the Company's financing contract originations. The increase as a percentage of earned income was due to slightly higher interest rates on debt in the 1997 quarter as compared to 1996.

Net financing margin (earned income less net interest expense) for the first quarter of 1997 was $2,670,000 (53% of earned income) as compared to $2,164,000 (57% of earned income) for the first quarter of 1996. The increase in amount was due to higher earnings on a higher balance of earning assets. The decline in percentage of earned income was due to higher debt levels in the 1997 period as compared to the 1996 period.

The provision for losses for the first quarter of 1997 was $187,000 (4% of earned income) compared to $348,000 (9% of earned income) in the comparable period in 1996. The decrease was caused by a decline in net assets (originations, less sales of assets) added in the 1997 quarter (approximately $13,000,000) compared to net assets added in the comparable quarter in 1996 (approximately $19,000,000) and the Company's continuing evaluation of its allowance for losses.

The allowance for losses at March 31, 1997 was $4,047,000 (2.6% of net investment in leases and notes) as compared to $4,857,000 at March 31, 1996, (3.8% of net investment) and $4,082,000 (2.7% of net investment) at December 31, 1996. Net charge-offs for the three months ended March 31, 1997 were $250,000 as compared to $ 20,000 for the three months ended March 31, 1996.

Selling, general and administrative expenses for the three months ended March 31, 1997 were $2,807,000 (56% of earned income) as compared to $1,647,000
(44% of earned income) for the comparable period in 1996. This increase was caused by increased staffing and support costs required by higher levels of owned and managed assets and an acceleration of the recognition of unamortized deferred costs associated with the projected termination of HPSC Funding Corp I in the second quarter of 1997.

The Company's income before income taxes for the quarter ended March 31, 1997 was $408,000 compared to $252,000 for the quarter ended March 31, 1996. The provision for income taxes was $197,000 (48% of income before taxes) for the three months ended March 31, 1997, compared to $100,000 (40% of income before taxes) for the comparable 1996 period. The 1997 first quarter provision was affected by approximately $70,000 in expenses related to the continuing wind-down of the Company's Canadian operations that are not deductible in computing the tax provision.

The Company's net income for the three months ended March 31, 1997 was $211,000 ($.05 per share) compared to $152,000 ($.04 per share) for the three months ended March 31, 1996. The increase in the 1997 quarter over the comparable 1996 quarter was due to higher earned income on leases and notes, higher gains on sales and a lower net provision for the losses, offset by higher selling, general and administrative costs, higher net interest costs, and a higher effective tax rate. At March 31, 1997, the Company had approximately $54,000,000 of customer applications which had been approved but had not yet resulted in a completed transaction, compared to $39,500,000 at March 31, 1996, and $47,500,000 at December 31, 1996. Not all approved applications will result in completed financing transactions with the Company.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Company had $10,275,000 in cash, cash equivalents and restricted cash as compared to $8,945,000 at December 31, 1996. As described in Note 3 to the Company's condensed consolidated financial statements included in this report on Form 10-Q, $7,987,000 was restricted pursuant to financing agreements as of March 31, 1997, compared to $6,769,000 at December 31, 1996.

Cash used in operating activities was $655,000 for the three months ended March 31, 1997 compared to cash provided by operating activities of $381,000 for the three months ended March 31, 1996. The significant components of cash used in operating activities for the three months ended March 31, 1997, as compared to the same quarter in 1996, were the decrease in accounts payable and accrued liabilities of $2,200,000 as compared to $948,000 for the same period of 1996, an increase in the gain on sale of receivables caused by a higher level of sales activity in the first quarter of 1997 and a net increase in deferred income taxes.

Cash used in investing activities was $7,195,000 for the three months ended March 31, 1997 compared to $10,284,000 for the three months ended March 31, 1996. The significant components of cash used in investing activities for the first quarter of 1997 compared to the same period in 1996 were an increase in originations of lease contracts and notes receivable to $26,700,000 from $18,226,000, offset by an increase in proceeds from sales of lease contracts and notes receivable to $8,573,000 in the 1997 period from $418,000 in the 1996 period and higher portfolio receipts of $12,393,000 in the 1997 period as compared to $9,173,000 in the 1996 period.

Cash provided by financing activities for the three months ended March 31, 1997 was $7,962,000 compared to $10,665,000 for the three months ended March 31, 1996. The significant components of cash provided by financing activity for the first quarter of 1997 as compared to 1996 were an increase in proceeds from issuance of senior notes, net of debt issue costs, to $12,059,000 from $3,127,000; proceeds from issuance of senior subordinated notes in March 1997, net of debt issuance costs, of $18,824,000 in the 1997 period; an increase in repayment of senior notes to $9,631,000 from $6,176,000; net repayment of revolving credit borrowings of $20,000,000 in the 1997 period; and lower proceeds from revolving credit borrowings net of debt issuance costs to $5,492,000 from $13,465,000.

On December 27, 1993, the Company raised $70,000,000 through an asset securitization transaction in which its wholly-owned subsidiary, HPSC Funding Corp I ("Funding I"), issued senior secured notes (the "Funding I Notes") at a rate of 5.01%. The Funding I Notes are secured by a portion of the Company's portfolio which it sold in part and contributed in part to Funding
I. Proceeds of this financing were used to retire $50,000,000 of 10.125% senior notes due December 28, 1993, and $20,000,000 of 10% subordinated notes due January 15, 1994. The Funding I Notes had an outstanding balance of $5,020,000 at March 31, 1997. Under the terms of the Funding I securitization, when the principal balance of the Funding I Notes equals the balance of the restricted cash in the facility, Funding I must automatically pay the Funding I Notes and terminate. This event will occur during the second quarter of 1997, prior to the scheduled termination of Funding I. The Company will incur a non-cash, non-operating charge against earnings representing the early recognition of certain unamortized deferred transaction origination costs. At December 31, 1996, these unamortized costs were approximately $400,000 and the Company has recognized approximately $175,000 in the first quarter of 1997, a proportionate share of the remaining unamortized deferred origination costs. The balance of these costs, approximately $175,000, will be recognized during the second quarter of 1997.

The Company's Second Amended and Restated Revolving Credit Agreement with the First National Bank of Boston as Agent Bank, dated December 12, 1996 (the "Revolver Agreement") increased the Company's availability under the Revolver Agreement to $95,000,000. Under the Revolver Agreement, the Company may borrow at variable rates of prime and at LIBOR plus 1.25% to 1.75%, dependent on certain performance covenants. At March 31, 1997, the Company had $25,500,000 outstanding under this facility and $69,500,000 available for borrowing, subject to borrowing base limitations. The Revolver Agreement currently is not hedged and is, therefore, exposed to upward movements in interest rates.

As of January 31, 1995, the Company, along with its wholly-owned, special-purpose subsidiary HPSC Bravo Corp ("Bravo"), established a $50,000,000 revolving credit facility structured and guaranteed by Capital Markets Assurance Corporation ("CapMAC"). Under the terms of the facility, Bravo, to which the Company has sold and may continue to sell or contribute certain of its portfolio assets, pledges its interests in these assets to a commercial paper conduit entity. Bravo incurs interest at variable rates in the commercial paper market and enters into interest rate swap agreements to assure fixed rate funding. Monthly settlements of principal and interest payments are made from the collection of payments on Bravo's portfolio.
HPSC may make additional sales to Bravo subject to certain covenants regarding Bravo's portfolio performance and borrowing base calculations. The Company is the servicer of the Bravo portfolio, subject to meeting certain covenants. The required monthly payments of principal and interest to purchasers of the commercial paper are guaranteed by CapMAC pursuant to the terms of the agreement. Effective November 5, 1996, the Bravo facility was increased to $100,000,000 and amended to provide that up to $30,000,000 of such facility may be used for accounting purposes to finance sales of receivables from Bravo. The Company had $17,341,000 outstanding at March 31, 1997 from sales of receivables under this portion of the Bravo facility. The Company had $71,990,000 of indebtedness outstanding under the Bravo loan facility at March 31, 1997, and in connection with this facility, had 16 separate interest rate swap agreements with the First National Bank of Boston with a total notional value of $73,690,000.

In April, 1995, the Company entered into a fixed rate, fixed term loan agreement with Springfield Institution for Savings ("SIS") under which the Company borrowed approximately $3,500,000 at 9.5% subject to certain recourse and performance covenants. The Company had $2,174,000 outstanding under this agreement at March 31, 1997.

In March 1997, the Company completed a $20,000,000 offering of unsecured senior subordinated notes due 2007 bearing interest at a fixed rate of 11% (the "Note Offering"). The Note Offering was completed on the terms and conditions described in Amendment No. 2 to the Company's Registration Statement No. 333-20733 on Form S-1. The Company received approximately $18,500,000 in net proceeds from the Note Offering and used such proceeds to repay amounts outstanding under the Revolver.

Management believes that the Company's liquidity, resulting from the availability of credit under the Revolver, the Bravo facility and the loan from SIS, along with cash obtained from the sales of its financing contracts and from internally generated revenues, is adequate to meet current obligations and future projected levels of financings and to carry on normal operations. In order to finance adequately its anticipated growth, the Company will continue to seek to raise additional capital from bank and non-bank sources, make selective use of asset sale transactions in 1997 and use its current credit facilities. The Company expects that it will be able to obtain additional capital at competitive rates, but there can be no assurance it will be able to do so.

Inflation in the form of rising interest rates could have an adverse impact on the interest rate margins of the Company and its ability to maintain adequate earning spreads on its portfolio assets.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act. If used in this Form 10-Q, the words "believes," "anticipates," "expects," "plans," "intends," "estimates," "continue," "may," or "will" (or the negative of such words) and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties, including but not limited to the following: the Company's dependence on funding sources; restrictive covenants in funding documents; payment restrictions and default risks in asset securitization transactions to which the Company is a party; customer credit risks; competition for customers and for capital funding at favorable rates relative to the capital costs of the Company's competitors; changes in healthcare payment policies; interest rate risk; the risk that the Company may not be able to realize the residual value on financed equipment at the end of its lease term; risks associated with the sale of certain receivable pools by the Company; dependence on sales representatives and the current management team; and fluctuations in quarterly operating results.
The Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 1996, contain additional information concerning such risk factors. Actual results in the future could differ materially from those described in the forward-looking statements as a result of the risk factors set forth above, the risk factors described in the Annual Report on Form 10-K for the year ended December 31, 1996, and the matters set forth in this Form 10-Q generally. HPSC cautions the reader, however, that such list of risk factors may not be exhaustive. HPSC undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

                                      HPSC, INC.

                             PART II.  OTHER INFORMATION

Items 1 through 5 are omitted because they are inapplicable.

Item 6.  Exhibits and Reports on Form 8-K

         a) Exhibits
               27 Financial Data Schedule
         b) Reports on Form 8-K:

            There were no reports on Form 8-K filed during the three months ended March 31, 1997.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HPSC, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   May 14, 1997                                  HPSC, INC.
                                           ------------------------------------
                                                      (Registrant)


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