Form 10-Q
period 1997-06-30
HPSC INC
filed 1997-08-14
CIK 718909

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 1997
                               ------------------------------------------------


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________


                         Commission file number 0-11618


                                   HPSC, Inc.
-------------------------------------------------------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: COMMON STOCK, PAR VALUE $.01 PER SHARE. SHARES OUTSTANDING AT AUGUST 1, 1997, 4,657,930.

                                   HPSC, INC.


                                      INDEX


PART 1  --  FINANCIAL INFORMATION                                           PAGE

        Condensed Consolidated Balance Sheets as of June 30, 1997
           and December 31, 1996 ...........................................  3

        Condensed Consolidated Statements of Income for Each of the
           Three and Six  Months Ended June 30, 1997 and June 30, 1996 .....  4

        Condensed Consolidated Statements Of Cash Flows for Each Of
           The Six Months Ended June 30, 1997 and June 30,1996 .............  5

        Notes to Condensed Consolidated Financial Statements ...............  6

        Management's Discussion and Analysis of Financial
           Condition and Results of Operations .............................  7


PART II  --  OTHER INFORMATION

             Signatures .................................................... 15

             Exhibit Index .................................................

                                   HPSC, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
                                   (unaudited)

                                     ASSETS
                                     ------
                                                                 June 30,      December 31,
                                                                   1997           1996
                                                                 --------      -----------

CASH AND CASH EQUIVALENTS                                        $  1,371        $  2,176
RESTRICTED CASH                                                     3,645           6,769
INVESTMENT IN LEASES AND NOTES:
    Lease contracts and notes receivable
        due in installments                                       184,935         160,049
    Notes receivable                                               24,960          18,688
    Estimated residual value of equipment at
        end of lease term                                           9,828           9,259
    Less unearned income                                          (41,990)        (34,482)
    Less allowance for losses                                      (4,052)         (4,082)
    Less security deposits                                         (5,099)         (4,522)
    Deferred origination costs                                      4,516           4,312
                                                                 --------        --------
        Net investment in leases and notes                        173,098         149,222
                                                                 --------        --------
OTHER ASSETS:
    Other assets                                                    4,916           3,847
    Refundable income taxes                                           703           1,203
                                                                 --------        --------
TOTAL ASSETS                                                     $183,733        $163,217
                                                                 ========        ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

REVOLVING CREDIT BORROWINGS                                      $ 40,500        $ 40,000
SENIOR NOTES                                                       79,165          76,737
SENIOR SUBORDINATED NOTES                                          20,000            --
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                            1,971           5,916
ACCRUED INTEREST                                                    1,201             450
ESTIMATED RECOURSE LIABILITIES                                        780             480
INCOME TAXES:
    Currently payable                                                 316             300
    Deferred                                                        5,210           5,002
                                                                 --------        --------
        TOTAL LIABILITIES                                         149,143         128,885
                                                                 --------        --------
STOCKHOLDERS' EQUITY:
    PREFERRED STOCK, $1.00 par value;
      authorized 5,000,000 shares; issued - None                       --              --
    COMMON STOCK, $.01 par value; 15,000,000
      shares authorized; issued and outstanding
      4,786,530 shares in 1997 and 1996                                48              48
    TREASURY STOCK (at cost) 205,400 shares in
      1997 and 128,600 in 1996                                     (1,029)           (587)
    Additional paid-in capital                                     13,062          12,305
    Retained earnings                                              25,821          25,351
                                                                 --------        --------
                                                                   37,902          37,117
Less:  Deferred compensation                                       (3,143)         (2,590)
       Notes receivable from officers
         and employees                                               (169)           (195)
                                                                 --------        --------
       TOTAL STOCKHOLDERS' EQUITY                                  34,590          34,332
                                                                 --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $183,733        $163,217
                                                                 ========        ========




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                   HPSC, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
   FOR EACH OF THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996
   --------------------------------------------------------------------------
               (in thousands, except per share and share amounts)
                                   (unaudited)

                                             THREE MONTHS ENDED          SIX MONTHS ENDED
                                          ------------------------    ------------------------
                                            June 30,     June 30,      June 30,      June 30,
                                             1997          1996          1997          1996
                                          ----------    ----------    ----------    ----------

REVENUES:

    Earned income on leases and notes         $5,401        $4,355       $10,416       $ 8,128

    Gain on sales of leases and notes            436           192         1,168           275

    Provisions for losses                       (253)         (452)         (440)         (800)
                                              ------        ------       -------       -------

       Net Revenues                            5,584         4,095        11,144         7,603
                                              ------        ------       -------       -------
EXPENSES:

    Selling, general and administrative        2,739         1,935         5,783         3,713

    Interest expense                           2,498         1,911         4,698         3,423

    Interest income                              (93)          (85)         (185)         (119)
                                              ------        ------       -------       -------

    Net operating expenses                     5,144         3,761        10,296         7,017
                                              ------        ------       -------       -------


INCOME BEFORE INCOME TAXES:                      440           334           848           586
                                              ------        ------       -------       -------

PROVISION FOR INCOME TAXES:

    Federal, Foreign and State:

       Current                                    82           650           171         1,300

       Deferred                                   99          (520)          207        (1,070)
                                              ------        ------       -------       -------

    TOTAL INCOME TAXES                           181           130           378           230
                                              ------        ------       -------       -------

    NET INCOME                                $  259        $  204       $   470       $   356
                                              ======        ======       =======       =======

NET INCOME PER SHARE                          $  .06        $  .05       $   .12       $   .09
                                              ======        ======       =======       =======

SHARES USED TO COMPUTE
INCOME PER SHARE                           4,069,880     4,069,795     4,084,061     4,049,423



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                   HPSC, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR EACH OF THE SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996
                                 (in thousands)
                                   (unaudited)

                                                                   June 30,      June 30,
                                                                    1997           1996
                                                                  --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income                                                      $    470       $    356
  Adjustments to reconcile net income to net cash
      provided by  (used in) operating activities:
  Depreciation and amortization                                      1,995          1,463
  Deferred income taxes                                                208         (1,069)
  Restricted stock compensation                                         99             --
  Gain on sale of receivables                                       (1,168)          (275)
  Provision for losses on lease contracts and notes
  receivable                                                           440            800
  Increase in accrued interest                                         751            314
  Decrease in accounts payable and accrued liabilities              (3,945)        (2,118)
  Increase in accrued income taxes                                      16            149
  Decrease in refundable income taxes                                  500          1,088
  Decrease in other assets                                             154             87
                                                                  --------       --------
  Cash (used in) provided by operating activities                     (480)           795
                                                                  --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Origination of lease contracts and notes receivable
      due in installments                                          (60,682)       (40,619)
  Portfolio receipts, net of amounts included in income             34,257         19,812
  Proceeds from sales of lease contracts and notes
      receivable due in installments                                14,021          2,817
  Net increase in notes receivable                                  (6,228)        (7,123)
  Net increase in security deposits                                    577            517
  Net (increase) decrease in other assets                                9           (436)
  Net decrease (increase) in loans to employees                         26            (13)
                                                                  --------       --------
  Cash used in investing activities                                (18,020)       (25,045)
                                                                  --------       --------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of senior notes                                        (19,212)       (13,384)
  Proceeds from issuance of senior notes, net of debt
      issue costs                                                   21,621         24,946
  Proceeds from issuance of senior subordinated notes,
      net of debt issuance costs                                    18,255             --
  Net repayment of revolving credit borrowings                     (20,000)            --
  Proceeds from revolving credit borrowings, net of debt
      issuance costs                                                20,492         12,457
  Purchase of treasury stock                                          (442)            --
  (Decrease) increase in restricted cash                            (3,124)           408
  Repayment of employee stock ownership plan promissory note           105             --
                                                                  --------       --------
  Cash provided by financing activities                             17,695         24,427
                                                                  --------       --------

Net (decrease) increase in cash and cash equivalents                  (805)           177
Cash and cash equivalents at beginning of period                     2,176            861
                                                                  --------       --------

Cash and cash equivalents at end of period                        $  1,371       $  1,038
                                                                  ========       ========

Supplemental disclosures of cash flow information:
  Interest paid                                                   $  3,910       $  3,055
  Income taxes paid                                                     99            150




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   HPSC, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


1. The information presented for the interim periods is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of HPSC, Inc. (the "Company"), are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results to be expected for the full fiscal year. Certain 1996 account balances have been reclassified to conform with 1997 presentation.

2. The earnings per share computations assume the exercise of stock options under the modified treasury stock method and include those shares allocated to participant accounts in the Company's Employee Stock Ownership Plan and those shares subject to time vesting under the Restricted Stock Award Plan.

3. On June 30, 1997, the Company had $3,645,000 in restricted cash, all of which was reserved for debt service. On June 20, 1997, the Company terminated its agreement with HPSC Funding Corp I with respect to the $70,000,000 securitization transaction on December 27, 1993.

4. In connection with the HPSC Bravo Funding Corp. ("Bravo") revolving credit facility, the Company had $77,194,000 of its Senior Notes subject to interest rate swap agreements. Under this facility, Bravo incurs interest at various rates in the commercial paper market and enters into interest rate swap agreements to assure fixed rate funding. At June 30, 1997, Bravo had seventeen separate swap contracts with BankBoston with a total notional value of $81,169,000. These interest rate swaps are matched swaps, and as such, are accounted for using settlement accounting. Monthly cash settlements on the swap agreements are recognized in income as they accrue. In the case where the notional value of the interest rate swap agreements significantly exceeds the outstanding underlying debt, the excess swap agreements would be marked-to-market through income until new borrowings are incurred which would be subject to such swap agreements. All interest rate swap agreements entered into by the Company are for other than trading purposes.


5. In March 1997, the Company completed the issuance of $20,000,000 of unsecured senior subordinated notes (the "Notes") due in 2007, which bear interest at a fixed rate of 11%. The Notes pay interest semi-annually on April 1 and October 1, with such payments beginning on October 1, 1997. The Notes are redeemable at the option of the Company, in whole or in part, other than through the operation of a sinking fund, after April 1, 2002 at established redemption prices, plus accrued but unpaid interest to the date of repurchase. Beginning July 1, 2002, the Company is required to redeem through sinking fund payments, on January 1, April 1, July 1, and October 1 of each year, a portion of the aggregate principal amount of the Notes at a redemption price equal to 100% of such principal amount redeemed plus accrued but unpaid interest to redemption date.

6. In June 1997, the Company entered into a three-year $100,000,000 Lease Receivable Purchase Agreement with EagleFunding Capital Corporation ("Eagle") under which the Company may transfer assets from time to time to HPSC Capital Funding, Inc. ("Capital"), a wholly-owned, bankruptcy remote, special purpose corporation. Capital may then pledge or sell assets to Eagle.

7. Statement of Financial Accounting Standards No. 128, "Earnings per Share", effective for the Company for reporting periods ending after December 15, 1997, provides new standards for computing and presenting earnings per share
(EPS). It replaces primary EPS with basic EPS and requires dual presentation of basic and diluted EPS. For the six months ended June 30, 1997, the pro forma basic EPS for the Company would be $0.12 per share, while pro forma diluted EPS would be $0.12 per share.

8. Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," establishes standards for reporting and presentation of comprehensive income and its components. This standard will be effective for the Company for its reporting periods beginning after December 15, 1997.

9. Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for public enterprises in reporting information about its operating segments and in disclosing information related to their operations. This statement will be effective for the Company for its reporting periods beginning after December 15, 1997.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

       Earned income from leases and notes for the three months ended June 30, 1997 was $5,401,000 (including approximately $983,000 from the Company's commercial lending subsidiary ("ACFC")) as compared to $4,355,000 (including approximately $649,000 from ACFC) for the three months ended June 30, 1996. Earned income for the six months ended June 30, 1997 was $10,416,000 (including approximately $1,843,000 from ACFC) compared to $8,128,000 (including approximately $1,087,000 from ACFC) for the comparable period of 1996. The increases of 24% for the three months and 28% for the six months were due principally to increases in net investment in leases and notes for both periods in 1997 over 1996. The increases in net investment for both periods resulted in part from a higher level of originations in the 1997 second quarter of $35,063,000 compared to $23,350,000 for the second quarter of 1996 and $61,371,000 for the six months ended June 30, 1997 compared to $43,636,000 in the comparable 1996 period. Gains on sales of leases and notes were $436,000 in the three months ended June 30, 1997 compared to $192,000 for the 1996 quarter. Gains on sales of leases and notes for the six months ended June 30, 1997 were $1,168,000 compared to $275,000 in the comparable 1996 period. The increases were caused by a higher level of asset sales activity in the current year.

       Interest expense (net of interest income) for the second quarter of 1997 was $2,405,000 (45% of earned income) compared to $1,826,000 (42% of earned income) in the comparable 1996 period. For the six months ended June 30,1997, net interest expense was $4,513,000 (43% of earned income) compared to $3,304,000 (41% of earned income) in the six months ended June 30,1996. The increase in net interest expense was due primarily to an increase in debt levels of 24% from June 30, 1996 to June 30 1997. These higher debt levels resulted primarily from borrowings to finance a higher level of contract originations.

       Net financing margin (earned income less net interest expense) for the second quarter of 1997 was $2,996,000 (55% of earned income) compared to $2,529,000 (58% of earned income) for the second quarter of 1996. For the six months, net interest margin in 1997 was $5,903,000 (57% of earned income) compared to $4,824,000 (59% of earned income). The increases in amount in both periods were due to higher earnings on higher balances of earning assets. The decline in percentage in both periods was due to higher debt levels in the 1997 periods as compared to the 1996 periods.

       The provision for losses for the second quarter of 1997 was $253,000 (5% of earned income) compared to $452,000 (10% of earned income) in the second quarter of 1996. For the six months ended June 30,1997, the provision for losses was $440,000 (4% of earned income) compared to $800,000 (10% of earned income) for the comparable 1996 period. The decline in both periods is due to the Company's continuing evaluation of its portfolio quality, loss history and allowance for losses.

       The allowance for losses at June 30, 1997 was $4,052,000 (2.3% of net investment) compared to $4,082,000 (2.7% of net investment) at June 30, 1996. Net charge offs for the six months ended June 30, 1997 were $ 472,000 compared to $ 639,000 in 1996.

       Selling, general and administrative expenses for the three months ended June 30, 1997 were $2,739,000 (51% of earned income) compared to $1,935,000 (44%
of earned income) in the comparable 1996 period. For the six months ended June 30, 1997, selling, general and administrative expenses were $5,783,000 (56% of earned income) compared to $3,713,000 (46% of earned income) in the same 1996 period. The increases in both periods were caused by increased staffing and support costs required by higher levels of owned and managed assets and the acceleration of the recognition of unamortized deferred costs associated with the termination in June 1997 of HPSC Funding Corp I ($350,000 for the six months ended June 30, 1997).

       The Company's income before income taxes for the quarter ended June 30, 1997 was $440,000 compared to $334,000 in the 1996 period. For the six months ended June 30, 1997, income before income taxes was $848,000 compared to $586,000 in the 1996 period. For the quarter ended June 30, 1997 the provision for income taxes was $181,000 (41% of income before income taxes) compared to $130,000 (39% of income before income taxes) in the second quarter of 1996. For the six months ended June 30,1997, the provision for income taxes was $378,000 (45% of income before income taxes) compared to $230,000 ( 39% of income before income taxes) in the 1996 period. The increase in the six month provision was caused by expenses related to the continuing wind-down of the Company's Canadian operation in the first quarter that are not deductible in computing the tax provision.

       The Company's net income for the three months ended June 30, 1997 was $259,000 ($.06 per share) compared to $204,000 ($.05 per share) for the three months ended June 30, 1996. For the six months ended June 30, 1997, the Company's net income was $470,000 ($.12 per share) compared to $356,000 ($.09 per share) for the six months ended June 30, 1996. The increases in both periods in 1997 as compared to 1996 were due to higher earned income on leases and notes, higher gains on sales and a lower provision for losses offset by higher selling, general and administrative costs, higher net interest costs and a higher effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

       At June 30, 1997, the Company had $5,016,000 in cash, cash equivalents and restricted cash as compared to $8,945,000 at December 31, 1996. As described in Note 3 to the Company's condensed consolidated financial statements included in this report on Form 10-Q, $3,645,000 was restricted pursuant to financing agreements as of June 30, 1997, compared to $6,769,000 at December 31, 1996.

       Cash used in operating activities was $480,000 for the six months ended June 30, 1997 compared to cash provided by operating activities of $795,000 for the six months ended June 30, 1996. The significant components of cash used in operating activities for the six months ended June 30, 1997, as compared to the same period in 1996, were the decrease in accounts payable and accrued liabilities of $3,945,000 as compared to $2,118,000 for the same period of 1996, an increase in the gain on sale of receivables caused by a higher level of sales activity in the first six months of 1997, and a net increase in deferred income taxes.

       Cash used in investing activities was $18,020,000 for the six months ended June 30, 1997 compared to $25,045,000 for the six months ended June 30, 1996. The significant components of cash used in investing activities for the first six months of 1997 compared to the same period in 1996 were an increase in originations of lease contracts and notes receivable to $60,682,000 from $40,619,000, offset by an increase in proceeds from sales of lease contracts and notes receivable to $14,021,000 in the 1997 period from $2,817,000 in the 1996 period and higher portfolio receipts of $34,309,000 in the 1997 period as compared to $19,812,000 in the 1996 period.

       Cash provided by financing activities for the six months ended June 30, 1997 was $17,695,000 compared to $24,427,000 for the six months ended June 30, 1996. The significant components of cash provided by financing activities for the first six months of 1997 as compared to 1996 were a decrease in proceeds from issuance of senior notes, net of debt issue costs, to $21,621,000 from $24,946,000; an increase in proceeds from issuance of senior subordinated notes in June 1997, net of debt issuance costs, of $18,255,000 in the 1997 period; an increase in repayment of senior notes to $19,212,000 from $13,384,000; net repayment of revolving credit borrowings of $20,000,000 in the 1997 period; and higher proceeds from revolving credit borrowings net of debt issuance costs to $20,492,000 from $12,457,000.

       On December 27, 1993, the Company raised $70,000,000 through an asset securitization transaction in which its wholly-owned subsidiary, HPSC Funding Corp I ("Funding I"), issued senior secured notes (the "Funding I Notes") at a rate of 5.01%. The Funding I Notes are secured by a portion of the Company's portfolio which it sold in part and contributed in part to Funding I. Proceeds of this financing were used to retire $50,000,000 of 10.125% senior notes due December 28, 1993, and $20,000,000 of 10% subordinated notes due January 15, 1994. Under the terms of the Funding I securitization, when the principal balance of the Funding I Notes equals the balance of the restricted cash in the facility, the Funding I Notes are paid off from the restricted cash and Funding I terminates. This occurred during the second quarter of 1997, prior to the scheduled termination of Funding I. Due to this early termination, the Company incurred a $350,000 non-cash, non-operating charge against earnings representing the early recognition of certain unamortized deferred transaction origination costs. The Company recognized approximately $175,000 in the first quarter of 1997, and approximately $175,000 was recognized during the second quarter of 1997.

       The Company's Second Amended and Restated Revolving Credit Agreement with the First National Bank of Boston (now BankBoston) as Agent Bank, dated December 12, 1996 ("the Revolver Agreement") increased the Company's availability under the Revolver Agreement to $95,000,000. Under the Revolver Agreement, the Company may borrow at variable rates of prime and at LIBOR plus 1.25% to 1.75%, dependent on certain performance covenants. At June 30, 1997, the Company had $40,500,000 outstanding under this facility and $54,500,000 available for borrowing, subject to borrowing base limitations. The Revolver Agreement currently is not hedged and is, therefore, exposed to upward movements in interest rates.

       As of January 31, 1995, the Company, along with its wholly-owned, special-purpose subsidiary HPSC Bravo Corp ("Bravo"), established a $50,000,000 revolving credit facility structured and guaranteed by Capital Markets Assurance Corporation ("CapMAC"). Under the terms of the facility, Bravo, to which the Company has sold and may continue to sell or contribute certain of its portfolio assets, pledges its interests in these assets to a commercial paper conduit entity. Bravo incurs interest at variable rates in the commercial paper market and enters into interest rate swap agreements to assure fixed rate funding. Monthly settlements of principal and interest payments are made from the collection of payments on Bravo's portfolio. HPSC may make additional sales to Bravo subject to certain covenants regarding Bravo's portfolio performance and borrowing base calculations. The Company is the servicer of the Bravo portfolio, subject to meeting certain covenants. The required monthly payments of principal and interest to purchasers of the commercial paper are guaranteed by CapMAC pursuant to the terms of the agreement. Effective November 5, 1996, the Bravo facility was increased to $100,000,000 and amended to provide that up to $30,000,000 of such facility may be used for sale accounting treatment. The Company had $21,638,000 outstanding at June

30, 1997 from sales of receivables under this portion of the Bravo facility. The Company had $77,194,000 of indebtedness outstanding under the Bravo loan facility at June 30, 1997, and in connection with this facility, had 17 separate interest rate swap agreements with BankBoston with a total notional value of $81,169,000.

       In April, 1995, the Company entered into a fixed rate, fixed term loan agreement with Springfield Institution for Savings ("SIS") under which the Company borrowed approximately $3,500,000 at 9.5% subject to certain recourse and performance covenants. The Company had $1,971,000 outstanding under this agreement at June 30, 1997.

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

       In June 1997, the Company, along with its wholly-owned, special purpose subsidiary, HPSC Capital Funding, Inc. ("Capital"), established a $100,000,000 Lease Receivable Purchase Agreement with EagleFunding Capital Corporation ("Eagle"). Under the terms of the facility, Capital, to which the Company may sell certain of its portfolio assets from time to time, pledges or sells its interests in these assets to Eagle, a commercial paper conduit entity. Capital may borrow at variable rates in the commercial paper market and may enter into interest rate swap agreements to assure fixed rate funding. Monthly settlements of the borrowing base and any applicable principal and interest payments will be made from collections of Capital's portfolio. The Company will be the servicer of the Capital portfolio subject to certain covenants. The agreement expires in June 2000, and there were no amounts outstanding under this facility at June 30, 1997.

       Management believes that the Company's liquidity, resulting from the availability of credit under the Revolver, the Bravo facility, the Capital facility and the loans from SIS, along with cash obtained from the sales of its financing contracts and from internally generated revenues is adequate to meet current obligations and future projected levels of financings and to carry on normal operations. In order to finance adequately its anticipated growth, the Company will continue to seek to raise additional capital from bank and non-bank sources, make selective use of asset sale transactions in 1997 and use its current credit facilities. The Company expects that it will be able to obtain additional capital at competitive rates, but there can be no assurance it will be able to do so.

       Inflation in the form of rising interest rates could have an adverse impact on the interest rate margins of the Company and its ability to maintain adequate earning spreads on its portfolio assets.


FORWARD-LOOKING STATEMENTS

       This Form 10-Q contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. If used in this Form 10-Q, the words "believes," "anticipates," "expects," "plans," "intends," "estimates," "continue," "may," or "will" (or the negative of such words) and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties, including but not limited to the following:

a) Dependence on Funding Sources; Restrictive Covenants. The Company's financing activities are capital intensive. The Company's revenues and profitability are related directly to the volume of financing contracts it originates. To generate new financing contracts, the

       Company requires access to substantial short- and long-term credit. To date, the Company's principal sources of funding for its financing transactions have been (i) a revolving credit facility with The First National Bank of Boston (now BankBoston), as Agent, for borrowing up to $95.0 million (the "Revolver"), (ii) a $100 million limited recourse revolving credit facility with Capital, (iii) a $100.0 million limited recourse revolving credit facility with Bravo, (iv) a fixed-rate, full recourse term loan from a savings bank, (v) specific recourse sales of financing contracts to savings banks and other purchasers, (vi) $20 million in unsecured senior subordinated notes due in 2007, and (vii) the Company's internally generated revenues. There can be no assurance that the Company will be able to negotiate a new revolving credit facility at the end of the current term of the Revolver in December 1997, complete additional asset securitizations or obtain other additional financing, when needed and on acceptable terms. The Company would be adversely affected if it were unable to continue to secure sufficient and timely funding on acceptable terms. The agreement governing the Revolver (the "Revolver Agreement") contains numerous financial and operating covenants. There can be no assurance that the Company will be able to maintain compliance with these covenants, and failure to meet such covenants would result in a default under the Revolver Agreement. Moreover, the Company's financing arrangements with Bravo, Capital and the savings banks described above incorporate the covenants and default provisions of the Revolver Agreement. Thus, any default under the Revolver Agreement will also trigger defaults under these other financing arrangements.

b) Securitization Recourse; Payment Restriction and Default Risk. As part of its overall funding strategy, the Company utilizes asset securitization transactions with wholly-owned, bankruptcy-remote subsidiaries to see fixed rate, matched-term financing. The Company sells financing contracts to these subsidiaries which, in turn, either pledge or sell the contracts to third parties. The third parties' recourse with regard to the pledge or sale is limited to the contracts sold to the subsidiary. If the contract portfolio of these subsidiaries does not perform within certain guidelines, the subsidiaries must retain or "trap" any monthly cash distribution to which the Company might otherwise be entitled. This restriction on cash distributions could continue until the portfolio performance returns to acceptable levels (as defined in the relevant agreements), which restriction could have a negative impact on the cash flow available to the Company. There can be no assurance that the portfolio performance would return to acceptable levels or that the payment restrictions would be removed.

c) Customer Credit Risks. The Company maintains an allowance for doubtful accounts in connection with payments due under financing contracts originated by the Company (whether or not such contracts have been securitized, held as collateral for loans to the Company or, when sold, a separate recourse reserve is maintained) at a level which the Company deems sufficient to meet future estimated uncollectible receivables, based on an analysis of the delinquencies, problem accounts, and overall risks and probable losses associated with such contracts, together with a review of the Company's historical credit loss experience. There can be no assurance that this allowance or recourse reserve will prove to be adequate. Failure of the Company's customers to make scheduled payments under their financing contracts could require the Company to (i) make payments in connection with its recourse loan and asset sale transactions, (ii) lose its residual interest in any underlying equipment and (iii) forfeit collateral pledged as security for the Company's limited recourse asset securitizations. In addition, although the provision for losses on the contracts originated by the Company have been 1.1% of the Company's net investment in leases and notes for 1996, any increase in such losses or in the rate of payment defaults under the financing contracts originated by the Company will be able to maintain or reduce its current level of credit losses.

d) Competition. The Company's financing activities are highly competitive. The Company competes for customers with a number of national, regional and local finance companies, including those which, like the Company, specialize in financing for healthcare providers. In addition, the Company's competitors include those equipment manufacturers which finance the sale of lease of their products themselves, conventional leasing companies and other types of financial services companies such as commercial banks and savings and loan associations. Many of the Company's competitors and potential competitors possess substantially greater financial, marketing and operational resources than the Company. Moreover, the Company's future profitability will be directly related to its ability to obtain capital funding at favorable funding rates as compared to the capital costs of its competitors. The Company's competitors and potential competitors include many larger, more established companies that have a lower cost of funds than the Company and access to capital markets and to their funding sources that may be unavailable to the Company. There can be no assurance that the Company will be able to continue to compete successfully in its targeted markets.

e) Equipment Market Risk. The demand for the Company's equipment financing services depends upon various factors not within its control. These factors include general economic conditions, including the effects of recession or inflation, and fluctuations in supply and demand related to, among other things, (i) technological advances in and economic obsolescence of the equipment and (ii) government regulation of equipment and payment for healthcare services. The acquisition, use, maintenance and ownership of most types of medical and dental equipment, including the types of equipment financed by the Company, are affected by rapid technological changes in the healthcare field and evolving federal, state and local regulation of healthcare equipment, including regulation of the ownership and resale of such equipment. Changes in the reimbursement policies of the Medicare and Medicaid programs and other third-party payers, such as insurance companies, as well as changes in the reimbursement policies of managed care organizations, such as health maintenance organizations, may also affect demand for medical and dental equipment and, accordingly, may have a material adverse effect on the Company's business, operating results and financial condition.

f) Changes in Healthcare Payment Policies. The increasing cost of medical care has brought about federal and state regulatory changes designed to limit governmental reimbursement of certain healthcare providers. These changes include the enactment of fixed-price reimbursement systems in which the rates of payment to hospitals, outpatient clinics and private individual and group practices for specific categories of care are determined in advance of treatment. Rising healthcare costs may also cause non-governmental medical insurers, such as Blue Cross and Blue Shield associations and the growing number of self-insured employers, to revise their reimbursement systems and policies governing the purchasing and leasing of medical and dental equipment. Alternative healthcare delivery systems, such as health maintenance organizations, preferred provider organizations and managed care programs, have adopted similar cost containment measures. Other proposals to reform the United States healthcare system are considered from time to time. These proposals could lead to increased government involvement in healthcare and otherwise change the operating environment for the Company's customers. Healthcare providers may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investment in medical and dental equipment. Future change sin the healthcare industry, including governmental regulation thereof, and the effect of such changes on the Company's business cannot be predicted. Changes in payment or reimbursement programs could adversely affect the ability of the Company's customers to satisfy their payment obligations to the Company and, accordingly, may have a material adverse effect on the Company's business, operating results and financial condition.

g) Interest Rate Risk. Except for approximately $25 million of the Company's financing contracts at June 30, 1997, which are at variable interest rates with no scheduled payments, the Company's financing contracts require the Company's customers to make payments at fixed interest rates for specified terms. However, approximately $40.5 million of the Company's borrowings currently are subject to a variable interest rate. Consequently, an increase in interest rates, before the Company is able to secure fixed-rate, long-term financing for such contracts or to generate higher-rate financing contracts to compensate for the increased borrowing cost, could adversely affect the Company's business, operating results and financial condition. The Company's ability to secure additional long-term financing and to generate higher-rate financing contracts is limited by many factors, including competition, market and general economic conditions and the Company's financial conditions.

h) Residual Value Risk. At the inception of its equipment leasing transactions, the Company estimates what it believes will be the fair market value of the financed equipment at the end of the initial lease term and records that value (typically 10% of the initial purchase price) on its balance sheet. The Company's results of operations depend, to some degree, upon its ability to realize these residual values (as of June 30, 1997, the estimated residual value of equipment at the end of the lease term was approximately $9.8 million, representing approximately 5.3% of the Company's total assets). Realization of residual values depends on many factors, several of which are not within the Company's control, including, but not limited to, general market conditions at the time of the lease expiration; any unusual wear and tear on the equipment; the cost of comparable new equipment; the extent, if any, to which the equipment has become technologically or economically obsolete during the contract term; and the effects of any new government regulations. If, upon the expiration of a lease contract, the Company sells or refinances the underlying equipment and the amount realize is less than the original recorded residual value for such equipment, a loss reflecting the difference will be recorded on the Company's books. Failure to realize aggregate recorded residual values could thus have an adverse effect on the Company's business, operating results and finical condition.

i) Sales of Receivables. As part of the Company's portfolio management strategy and as a source of funding of its operations, the Company has sold selected pools of its lease contracts and notes receivable due in installments to a variety of savings banks and the Bravo facility. These transactions are subject to certain covenants that require the Company to
       (i) in the savings bank sales, repurchase financing contracts from the bank and/or make payments under certain circumstances, including the delinquency of the underlying debtor, (ii) under the Bravo facility, a limited recourse reserve is established and (iii) service the underlying financing contracts. The Company carries a recourse reserve for each transaction and recognizes a gain that is included for accounting purposes in revenues for the year in which the transaction is completed. Each of these transactions incorporates the covenants under the Revolver as such covenants were in effect at the time the asset sale or loan agreement was entered into. Any default under the Revolver may trigger a default under the loan or asset sale agreements. The Company may enter into additional asset sale agreements in the future in order to manage its liquidity. The level of recourse reserves established by the Company in relation to these sales may not prove to be adequate. Failure of the Company to honor its repurchase and/or payment commitments under these agreements could create an event of default under the loan or asset sale agreements and under the Revolver. There can be no assurance that a continuing market can be found to sell these types of assets or that the purchase prices in the future would generate comparable gain recognition.

j) Dependence on Sales Representatives. The Company is, and its growth and future revenues are, dependent in large part upon (i) the ability of the Company's sales representatives to establish new relationships, and maintain existing relationships, with equipment vendors, distributors and manufacturers and with healthcare providers and other customers and (ii) the extent to which such relationships lead equipment vendors, distributors and manufacturers to promote the Company's financing services to potential purchasers of their equipment. As of June 30, 1997, the Company had 15 field sales representatives and eight in-house sales personnel. Although the Company is not materially dependent upon any one sales representative, the loss of a group of sales representatives could, until appropriate replacements were obtained, have a material adverse effect on the Company's business, operating results and financial condition.

k) Dependence on Current Management. The operations and future success of the Company are dependent upon the continued efforts of the Company's executive officers, two of whom are also directors of the Company. The loss of the services of any of these key executives could have a material adverse effect on the Company's business, operating results and financial condition.

l) Fluctuations in Quarterly Operating Results. Historically, the Company has generally experienced fluctuation in quarterly revenues and earnings caused by varying portfolio performance and operating and interest costs. Given the possibility of such fluctuations, the Company believes that quarterly comparisons of the results of its operations during any fiscal year are not necessarily meaningful and that results for any one fiscal quarter should not be relied upon as an indication of future performance.

       HPSC cautions the reader, however, that such list of risk factors may not be exhaustive. HPSC undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

                                   HPSC, INC.

                           PART II. OTHER INFORMATION

Items 1, 2, 3 and  5 are omitted because they are inapplicable.

Item 4.  Submission of matters to a vote of the security holders:
         a)    The Annual Meeting of Stockholders was held on May 13, 1997

         b)    Not applicable

         c) The stockholders elected the following three persons to serve as Class II Directors:

                                                         For          Withheld
                                                         ---          --------
                   Joseph A. Biernat                  4,148,942         9,345
                   Raymond R. Doherty                 4,148,942         9,345
                   Samuel P. Cooley                   4,148,942         9,345

       The stockholders ratified the appointment of Deloitte & Touche LLP as the independent auditors of the Company for the fiscal year ending
December 31, 1997:

                       For               Against            Abstain
                       ---               -------            -------
                    4,131,587             12,750             13,950

         d)    Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         a)    Exhibits
                    27   Financial Data Schedule

         b)    Reports on Form 8-K:
                    There were no reports on Form 8-K filed during the three
               months ended June 30, 1997.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HPSC, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: August 14, 1997                               HPSC, INC.
                                      ----------------------------------------
                                                    (Registrant)


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