Form 10-Q
period 1997-09-30
HPSC INC
filed 1997-11-14
CIK 718909

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1997 OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _____________to______________


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

COMMON STOCK, PAR VALUE $.01 PER SHARE. SHARES OUTSTANDING AT NOVEMBER 1, 1997, 4,549,630

                                   HPSC, INC.

                                      INDEX

                                                                                     PAGE
                                                                                     ----
PART 1  --  FINANCIAL INFORMATION

        Condensed Consolidated Balance Sheets as of September 30, 1997 and
          December 31,1996 .........................................................  3

        Condensed Consolidated Statements of Income for Each of the
          Three and Nine Months Ended September 30, 1997 and September 30, 1996 ....  4

        Condensed Consolidated Statements Of Cash Flows for Each Of
          The Nine Months Ended September 30, 1997 and September 30,1996 ...........  5

        Notes to Condensed Consolidated Financial Statements .......................  6

        Management's Discussion and Analysis of Financial
          Condition and Results of Operations ......................................  7

PART II --  OTHER INFORMATION

        Signatures ................................................................  13

        Exhibit Index .............................................................  14

ITEM 1. FINANCIAL STATEMENTS.

                                   HPSC, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
                                   (unaudited)


                                                                      SEPTEMBER 30,        DECEMBER 31,
                                                                          1997                 1996
                                                                          ----                 ----
                         ASSETS
                         ------
CASH AND CASH EQUIVALENTS                                              $   6,645            $   2,176
RESTRICTED CASH                                                            4,773                6,769
INVESTMENT IN LEASES AND NOTES:
     Lease contracts and notes receivable due in installments            206,712              160,049
     Notes receivable                                                     24,615               18,688
     Estimated residual value of equipment at end of lease term           10,461                9,259
     Less unearned income                                                (47,505)             (34,482)
     Less allowance for losses                                            (4,174)              (4,082)
     Less security deposits                                               (5,501)              (4,522)
     Deferred origination costs                                            4,660                4,312
                                                                       ---------            ---------

Net investment in leases and notes                                       189,268              149,222
                                                                       ---------            ---------

OTHER ASSETS:
     Other assets                                                          4,918                3,847
     Refundable income taxes                                                 703                1,203
                                                                       ---------            ---------

TOTAL ASSETS                                                           $ 206,307            $ 163,217
                                                                       =========            =========


LIABILITIES AND STOCKHOLDERS' EQUITY

REVOLVING CREDIT BORROWINGS                                            $  35,000            $  40,000
SENIOR NOTES                                                             105,729               76,737
SENIOR SUBORDINATED NOTES                                                 20,000                 --
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                                   2,486                5,916
ACCRUED INTEREST                                                           1,693                  450
ESTIMATED RECOURSE LIABILITIES                                               895                  480
INCOME TAXES:
      Currently payable                                                      420                  300
      Deferred                                                              5330                5,002
                                                                       ---------            ---------

TOTAL LIABILITIES                                                        171,553              128,885
                                                                       ---------            ---------

STOCKHOLDERS' EQUITY:
     PREFERRED STOCK, $1.00 par value;
           authorized 5,000,000 shares; issued - None                       --                   --
     COMMON STOCK, $.01 par value; 15,000,000
           shares authorized; issued and outstanding
           4,786,530 shares in 1997 and 1996                                  48                   48
     TREASURY STOCK (at cost) 236,900 shares in
           1997 and 128,600 in 1996                                       (1,210)                (587)
     Additional paid-in capital                                           13,062               12,305
     Retained earnings                                                    26,115               25,351
                                                                       ---------            ---------
                                                                          38,015               37,117

Less:  Deferred compensation                                              (3,092)              (2,590)
       Notes receivable from officers
             and employees                                                  (169)                (195)
                                                                       ---------            ---------
TOTAL STOCKHOLDERS' EQUITY                                                34,754               34,332
                                                                       ---------            ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 206,307            $ 163,217
                                                                       =========            =========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                   HPSC, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
       FOR EACH OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND
                               SEPTEMBER 30, 1996
               (in thousands, except per share and share amounts)
                                   (unaudited)

                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                              ------------------            -----------------
                                       SEPTEMBER 30,  SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                           1997           1996            1997            1996
                                       -------------  -------------   -------------   -------------
REVENUES:
    Earned income on leases and notes  $     6,115    $     4,434     $    16,531     $    12,562
    Gain on sales of leases and notes          759            610           1,927             885
    Provisions for losses                     (381)          (424)           (821)         (1,224)
                                       -----------    -----------     -----------     -----------
Net Revenues                                 6,493          4,620          17,637          12,223
                                       -----------    -----------     -----------     -----------

EXPENSES:
Selling, general and administrative          3,289          1,867           9,072           5,580
Interest expense                             2,772          2,403           7,470           5,826
Interest income                                (79)           (58)           (264)           (177)
                                       -----------    -----------     -----------     -----------
Net operating expenses                       5,982          4,212          16,278          11,229
                                       -----------    -----------     -----------     -----------

INCOME BEFORE INCOME TAXES:                    511            408           1,359             994
                                       -----------    -----------     -----------     -----------


PROVISION FOR INCOME TAXES:
     Federal, Foreign and State:
        Current                                 97            650             268           1,950
        Deferred                               120           (490)            327          (1,560)
                                       -----------    -----------     -----------     -----------

TOTAL INCOME TAXES                             217            160             595             390
                                       -----------    -----------     -----------     -----------

NET INCOME                             $       294    $       248     $       764     $       604
                                       -----------    -----------     -----------     -----------

NET INCOME PER SHARE                   $       .07    $       .06     $       .19     $       .15
                                       -----------    -----------     -----------     -----------

SHARES USED TO COMPUTE
INCOME PER SHARE                         4,019,148      4,145,270       4,073,752       4,107,313


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                   HPSC, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
   FOR EACH OF THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
                                 (in thousands)
                                   (unaudited)

                                                                      SEPT 30,    SEPT 30,
                                                                        1997        1996
                                                                      --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                   $    764    $    604
         Adjustments to reconcile net income to net cash
            provided by (used in) operating activities:
         Depreciation and amortization                                   2,847       2,818
         Deferred income taxes                                             328      (1,560)
         Restricted stock compensation                                     149        --
         Gain on sale of receivables                                    (1,927)       (885)
         Provision for losses on lease contracts and notes
              receivable                                                   821       1,224
         Increase in accrued interest                                    1,243         415
         Decrease in accounts payable and accrued liabilities           (3,430)     (2,229)
         Increase in accrued income taxes                                  120         415
         Decrease in refundable income taxes                               500       1,088
         Decrease in other assets                                          228         142
                                                                      --------    --------
         Cash provided by operating activities                           1,643       2,032
                                                                      --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Origination of lease contracts and notes receivable
             due in installments                                       (94,965)    (62,750)
         Portfolio receipts, net of amounts included in income          42,594      30,478
         Proceeds from sales of lease contracts and notes
              receivable due in installments                            20,616      12,629
         Net increase in notes receivable                               (5,883)     (6,507)
         Net increase in security deposits                                 979         721
         Net (increase) in other assets                                    (38)       (593)
         Net decrease (increase) in loans to employees                      26         (13)
                                                                      --------    --------
         Cash used in investing activities                             (36,671)    (26,035)
                                                                      --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Repayment of senior notes                                     (29,837)    (16,438)
         Proceeds from issuance of senior notes, net of debt
             issue costs                                                58,550      24,381
         Proceeds from issuance of senior subordinated notes,
             net of debt issuance costs                                 18,306        --
         Net repayment of revolving credit borrowings                  (28,500)     (8,000)
         Proceeds from revolving credit borrowings, net of debt
             issuance costs                                             23,492      24,950
         Purchase of treasury stock                                       (623)       --
         Net decrease in restricted cash                                (1,996)     (1,141)
         Repayment of employee stock ownership plan promissory note        105         105
                                                                      --------    --------
         Cash provided by financing activities                          39,497      23,857
                                                                      --------    --------

Net increase (decrease) in cash and cash equivalents                     4,469        (146)
Cash and cash equivalents at beginning of period                         2,176         861
                                                                      --------    --------

Cash and cash equivalents at end of period                            $  6,645    $    715
                                                                      ========    ========

Supplemental disclosures of cash flow information:

         Interest paid                                                $  6,218    $  5,127
         Income taxes paid                                                 111         675


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

3. On September 30, 1997, the Company had $4,773,000 in restricted cash, all of which was reserved for debt service. On June 20, 1997, the Company terminated its agreement with HPSC Funding Corp I with respect to the $70,000,000 securitization transaction on December 27, 1993.

4. In connection with the HPSC Bravo Funding Corp. ("Bravo") revolving credit facility, the Company had $67,919,000 of its Senior Notes subject to interest rate swap agreements. Under this facility, Bravo incurs interest at various rates in the commercial paper market and enters into interest rate swap agreements to assure fixed rate funding. At September 30, 1997, Bravo had twenty-two separate swap contracts with BankBoston with a total notional value of $71,838,000. These interest rate swaps are matched swaps, and as such, are accounted for using settlement accounting. Monthly cash settlements on the swap agreements are recognized in income as they accrue. In the case where the notional value of the interest rate swap agreements significantly exceeds the outstanding underlying debt, the excess swap agreements would be marked-to-market through income until new borrowings are incurred which would be subject to such swap agreements. All interest rate swap agreements entered into by the Company are for other than trading purposes.

5. In March 1997, the Company completed the issuance of $20,000,000 of unsecured senior subordinated notes (the "Notes") due in 2007, which bear interest at a fixed rate of 11%. The Notes pay interest semi-annually on April 1 and October 1, beginning on October 1, 1997. The Notes are redeemable at the option of the Company, in whole or in part, other than through the operation of a sinking fund, after April 1, 2002 at established redemption prices, plus accrued but unpaid interest to the date of repurchase. Beginning July 1, 2002, the Company is required to redeem through sinking fund payments, on January 1, April 1, July 1, and October 1 of each year, a portion of the aggregate principal amount of the Notes at a redemption price equal to 100% of such principal amount redeemed plus accrued but unpaid interest to the redemption date.

6. In June 1997, the Company entered into a three-year $100,000,000 Lease Receivable Purchase Agreement with EagleFunding Capital Corporation ("Eagle") under which the Company may transfer assets from time to time to HPSC Capital Funding, Inc. ("Capital"), a wholly-owned, bankruptcy remote, special purpose corporation. Capital may then pledge or sell assets to Eagle. Under this Agreement, the Company had Senior Notes outstanding of $32,532,000 at September 30, 1997, and in connection with this agreement had three separate swap contracts with a national value of $30,456,000.

7. Statement of Financial Accounting Standards No. 128, "Earnings per Share", effective for the Company for reporting periods ending after December 15, 1997, provides new standards for computing and presenting earnings per share (EPS). It replaces primary EPS with basic EPS and requires dual presentation of basic and diluted EPS. For the three and nine months ended September 30, 1997, the pro forma basic EPS for the Company would be $0.08 and $0.20 per share, respectively, while pro forma diluted EPS would be $0.07 and $0.19 per share, respectively.

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

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Earned income from leases and notes for the three months ended September 30, 1997 was $6,115,000 (including approximately $1,007,000 from the Company's commercial lending subsidiary ("ACFC")) as compared to $4,434,000 (including approximately $729,000 from ACFC) for the three months ended September 30, 1996. Earned income for the nine months ended September 30, 1997 was $16,531,000 (including approximately $2,842,000 from ACFC) compared to $12,562,000 (including approximately $1,843,000 from ACFC) for the comparable period of 1996. The increases of 38% for the three months and 32% for the nine months were due principally to increases in net investment in leases and notes for both periods in 1997 over 1996. The increases in net investment for both periods resulted in part from a higher level of originations in the 1997 third quarter of $36,121,000 compared to $22,389,000 for the third quarter of 1996 and $97,492,000 for the nine months ended September 30, 1997 compared to $66,026,000 in the comparable 1996 period. Gains on sales of leases and notes were $759,000 in the three months ended September 30, 1997 compared to $610,000 for the 1996 quarter. Gains on sales of leases and notes for the nine months ended September 30, 1997 were $1,927,000 compared to $885,000 in the comparable 1996 period. The increases were caused by a higher level of asset sales activity in the current year.

    Interest expense (net of interest income) for the third quarter of 1997 was $2,693,000 (44% of earned income) compared to $2,345,000 (53% of earned income) in the comparable 1996 period. For the nine months ended September 30,1997, net interest expense was $7,206,000 (44% of earned income) compared to $5,649,000 (45% of earned income) in the nine months ended September 30,1996. The increase in net interest expense was due primarily to an increase in debt levels of 24% from September 30, 1996 to September 30, 1997. These higher debt levels resulted primarily from borrowings to finance a higher level of financing contract originations.

    Net financing margin (earned income less net interest expense) for the third quarter of 1997 was $3,422,000 (56% of earned income) compared to $2,089,000 (47% of earned income) for the third quarter of 1996. For the nine months, net interest margin in 1997 was $9,325,000 (56% of earned income) compared to $6,913,000 (55% of earned income). The increases in margins in both periods were due to higher earnings on higher balances of earning assets. The decline in percentage in third quarter was due to higher debt levels in the 1997 period as compared to the 1996 period.

    The provision for losses for the third quarter of 1997 was $381,000 (6% of earned income) compared to $424,000 (10% of earned income) in the third quarter of 1996. For the nine months ended September 30,1997, the provision for losses was $821,000 (5% of earned income) compared to $1,224,000 (10% of earned income) for the comparable 1996 period. The decline in both periods is due to the Company's continuing evaluation of its portfolio quality, loss history and allowance for losses.

    The allowance for losses at September 30, 1997 was $4,174,000 (2.2% of net investment) compared to $4,082,000 (2.7% of net investment) at September 30, 1996. Net charge offs for the nine months ended September 30, 1997 were $767,000 compared to $ 781,000 in 1996.

     Selling, general and administrative expenses for the three months ended September 30, 1997 were $3,289,000 (54% of earned income) compared to $1,867,000 (42% of earned income) in the comparable 1996 period. For the nine months ended September 30, 1997, selling, general and administrative expenses were $9,072,000 (55% of earned income) compared to $5,580,000 (44% of earned income) in the same 1996 period. The increases in both periods were caused by increased staffing and increased personnel and sales and marketing costs required by higher levels of owned and managed assets and the acceleration of the recognition of unamortized deferred costs associated with the termination in June 1997 of HPSC Funding Corp I ($350,000 for the nine months ended September 30, 1997).

    The Company's income before income taxes for the quarter ended September 30, 1997 was $511,000 compared to $408,000 in the 1996 period. For the nine months ended September 30, 1997, income before income taxes was $1,359,000 compared to $994,000 in the 1996 period. For the quarter ended September 30, 1997 the provision for income taxes was $217,000 (42% of income before income taxes) compared to $160,000 (39% of income before income taxes) in the third quarter of 1996. For the nine months ended September 30,1997, the provision for income taxes was $595,000 (44% of income before income taxes) compared to $390,000 ( 39% of income before income taxes) in the 1996 period. The increase in the nine month provision was caused by expenses related to the continuing wind-down of the Company's Canadian operation in the first quarter that are not deductible in computing the tax provision.

     The Company's net income for the three months ended September 30, 1997 was $294,000 ($.07 per share) compared to $248,000 ($.06 per share) for the three months ended September 30, 1996. For the nine months ended September 30, 1997, the Company's net income was $764,000 ($.19 per share) compared to $604,000 ($.15 per share) for the nine months ended September 30, 1996. The increases in both periods in 1997 as compared to 1996 were due to higher earned income on leases and notes, higher gains on sales and a lower provision for losses partially offset by higher selling, general and administrative costs, higher net interest costs and a higher effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1997, the Company had $11,418,000 in cash, cash equivalents and restricted cash as compared to $8,945,000 at December 31, 1996. As described in Note 3 to the Company's condensed consolidated financial statements included in this report on Form 10-Q, $4,773,000 was restricted pursuant to financing agreements as of September 30, 1997, compared to $6,769,000 at December 31, 1996.

     Cash provided by operating activities was $1,643,000 for the nine months ended September 30, 1997 compared to cash provided by operating activities of $2,032,000 for the nine months ended September 30, 1996. The significant components of cash used in operating activities for the nine months ended September 30, 1997, as compared to the same period in 1996, were the decrease in accounts payable and accrued liabilities of $3,430,000 as compared to $2,229,000 for the same period of 1996, an increase in the gain on sale of receivables caused by a higher level of sales activity in the first nine months of 1997, and a net increase in deferred income taxes.

     Cash used in investing activities was $36,671,000 for the nine months ended September 30, 1997 compared to $26,035,000 for the nine months ended September 30, 1996. The significant components of cash used in investing activities for the first nine months of 1997 compared to the same period in 1996 were an increase in originations of lease contracts and notes receivable to $94,965,000 from $62,750,000, offset by an increase in proceeds from sales of lease contracts and notes receivable to $20,616,000 in the 1997 period from $12,629,000 in the 1996 period and higher portfolio receipts of $42,594,000 in the 1997 period as compared to $30,478,000 in the 1996 period.

     Cash provided by financing activities for the nine months ended September 30, 1997 was $39,497,000 compared to $23,857,000 for the nine months ended September 30, 1996. The significant components of cash provided by financing activities for the first nine months of 1997 as compared to 1996 were an increase in proceeds from issuance of senior notes, net of debt issue costs, to $58,550,000 from $24,381,000; an increase in proceeds from issuance of senior subordinated notes in March 1997, net of debt issuance costs, of $18,306,000 in the 1997 period; an increase in repayment of senior notes to $29,837,000 from $16,438,000; net repayment of revolving credit borrowings of $28,500,000 in the 1997 period from $8,000,000 in the 1996 period; and lower proceeds from revolving credit borrowings net of debt issuance costs to $23,492,000 in the 1997 period from $24,950,000.

     On December 27, 1993, the Company raised $70,000,000 through an asset securitization transaction in which its wholly-owned subsidiary, HPSC Funding Corp I ("Funding I"), issued senior secured notes (the "Funding I Notes") at a rate of 5.01%. Under the terms of the Funding I securitization, when the principal balance of the Funding I Notes equals the balance of the restricted cash in the facility, the Funding I Notes are paid off from the restricted cash and Funding I terminates. This occurred during the second quarter of 1997, prior to the scheduled termination of Funding I. Due to this early termination, the Company incurred a $350,000 non-cash, non-operating charge against earnings representing the early recognition of certain unamortized deferred transaction origination costs. The Company recognized approximately $175,000 in each of the first and second quarters of 1997.

     The Company's Second Amended and Restated Revolving Credit Agreement with the First National Bank of Boston (now BankBoston) as Agent Bank, dated December 12, 1996 ("the Revolver Agreement") increased the Company's availability under the Revolver Agreement to $95,000,000. Under the Revolver Agreement, the Company may borrow at variable rates of prime and at LIBOR plus 1.25% to 1.75%, dependent on certain performance covenants. At September 30, 1997, the Company had $35,000,000 outstanding under this facility and $60,000,000 available for borrowing, subject to borrowing base limitations. The Revolver Agreement currently is not hedged and is, therefore, exposed to upward movements in interest rates.

     As of January 31, 1995, the Company, along with its wholly-owned, special-purpose subsidiary HPSC Bravo Corp ("Bravo"), established a $50,000,000 revolvings credit facility structured and guaranteed by Capital Markets Assurance Corporation ("CapMAC"). Under the terms of this facility (the "Bravo Facility"), Bravo, to which the Company has sold and may continue to sell or contribute certain of its portfolio assets, pledges its interests in these assets to a commercial paper conduit entity. Bravo incurs interest at variable rates in the commercial paper market and enters into interest rate swap agreements to assure fixed rate funding. Monthly settlements of principal and interest payments are made from the collection of payments on Bravo's portfolio. HPSC may make additional sales to Bravo subject to certain covenants regarding Bravo's portfolio performance and borrowing base calculations. The Company is the servicer of the Bravo portfolio, subject to meeting certain covenants. The required monthly payments of principal and interest to purchasers of the commercial paper are guaranteed by CapMAC pursuant to the terms of the agreement. Effective November 5, 1996, the Bravo facility was increased to $100,000,000 and amended to provide that up to $30,000,000 of such facility may be used for sale accounting treatment. The Company had $25,964,000 outstanding at September 30, 1997 from sales of receivables under this portion of the Bravo facility. The Company had $67,919,000 of indebtedness outstanding under the Bravo loan facility at September 30, 1997, and in connection with this facility, had 22 separate interest rate swap agreements with BankBoston with a total notional value of $71,451,000.

     In April, 1995, the Company entered into a fixed rate, fixed term loan agreement with Springfield Institution for Savings ("SIS") under which the Company borrowed approximately $3,500,000 at 9.5% subject to certain recourse and performance covenants. In July 1997, the Company entered into another fixed rate, fixed term loan agreement with SIS under which the Company borrowed an additional $3,984,000 at 8% subject to the same conditions as the first loan. The Company had $5,278,000 outstanding under these agreements at September 30, 1997.

     In March 1997, the Company completed a $20,000,000 offering of unsecured senior subordinated notes due 2007 ("Senior Subordinated Note") bearing interest at a fixed rate of 11% (the "Note Offering"). The Note Offering was completed on the terms and conditions described in Amendment No. 2 to the Company's Registration Statement No. 333-20733 on Form S-1. The Company received approximately $18,300,000 in net proceeds from the Note Offering and used such proceeds to repay amounts outstanding under the Revolver Agreement.

     In June 1997, the Company, along with its wholly-owned, special purpose subsidiary, HPSC Capital Funding, Inc. ("Capital"), established a $100,000,000 Lease Receivable Purchase Agreement with EagleFunding Capital Corporation ("Eagle"). Under the terms of the facility (the "Capital Facility"), Capital, to which the Company may sell certain of its portfolio assets from time to time, pledges or sells its interests in these assets to Eagle, a commercial paper conduit entity. Capital may borrow at variable rates in the commercial paper market and may enter into interest rate swap agreements to assure fixed rate funding. Monthly settlements of the borrowing base and any applicable principal and interest payments will be made from collections of Capital's portfolio. The Company will be the servicer of the Capital portfolio subject to certain covenants. The agreement expires in September 2000. The Company had $32,532,000 of indebtedness outstanding under this facility at September 30, 1997, and in connection with this facility had three separate swap agreements with a total national value of $30,456,000.

     Management believes that the Company's liquidity, resulting from the availability of credit under the Revolver Agreement, the Bravo facility, the Capital facility [and loans from savings banks], along with cash obtained from the sales of its financing contracts and from internally generated revenues is adequate to meet current obligations and future projected levels of financings and to carry on normal operations. In order to finance adequately its anticipated growth, the Company will continue to seek to raise additional capital from bank and non-bank sources, make selective use of asset sale transactions in 1997 and use its current credit facilities. The Company expects that it will be able to obtain additional capital at competitive rates, but there can be no assurance it will be able to do so.

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

FORWARD-LOOKING STATEMENTS

    This Form 10-Q contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. If used in this Form 10-Q, the words "believes," "anticipates," "expects," "plans," "intends," "estimates," "continue," "may," or "will" (or the negative of such words) and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties, including but not limited to the following:

a) Dependence on Funding Sources; Restrictive Covenants. The Company's financing activities are capital intensive. The Company's revenues and profitability are related directly to the volume of financing contracts it originates. To generate new financing contracts, the Company requires access to substantial short- and long-term credit. To date, the Company's principal sources of funding for its financing transactions have been (i) the Revolving Agreement, (ii) the Capital Facility, (iii) the Bravo Facility, (iv) a fixed-rate, full recourse term loans, from savings banks,
      (v) specific recourse sales of financing contracts to savings banks and other purchasers, (vi) the Senior Subordinated Note, and (vii) the Company's internally generated revenues. There can be no assurance that the Company will be able to negotiate a new revolving credit facility at the end of the current term of the Revolver Agreement in December 1997, complete additional asset securitizations or obtain other additional financing, when needed and on acceptable terms. The Company would be adversely affected if it were unable to continue to secure sufficient and timely funding on acceptable terms. The Revolver Agreement contains numerous financial and operating covenants. There can be no assurance that the Company will be able to maintain compliance with these covenants, and failure to meet such covenants would result in a default under the Revolver Agreement. Moreover, the Company's financing arrangements with Bravo, Capital and savings banks described above incorporate the covenants and default provisions of the Revolver Agreement. Thus, any default under the Revolver Agreement will also trigger defaults under these other financing arrangements.

b) Securitization Recourse; Payment Restriction and Default Risk. As part of its overall funding strategy, the Company utilizes asset securitization transactions with wholly-owned, bankruptcy-remote subsidiaries to get fixed rate, matched-term financing. The Company sells financing contracts to these subsidiaries which, in turn, either pledge or sell the contracts to third parties. The third parties' recourse with regard to the pledge or sale is limited to the contracts sold to the subsidiary. If the contract portfolio of these subsidiaries does not perform within certain guidelines, the subsidiaries must retain or "trap" any monthly cash distribution to which the Company might otherwise be entitled. This restriction on cash distributions could continue until the portfolio performance returns to acceptable levels (as defined in the relevant agreements), which restriction could have a negative impact on the cash flow available to the Company. There can be no assurance that the portfolio performance would return to acceptable levels or that the payment restrictions would be removed.

c) Customer Credit Risks. The Company maintains an allowance for doubtful accounts in connection with payments due under financing contracts originated by the Company (whether or not such contracts have been securitized, held as collateral for loans to the Company or, when sold, a separate recourse reserve is maintained) at a level which the Company deems sufficient to meet future estimated uncollectible receivables, based on an analysis of the delinquencies, problem accounts, and overall risks and probable losses associated with such contracts, together with a review of the Company's historical credit loss experience. There can be no assurance that this allowance or recourse reserve will prove to be adequate. Failure of the Company's customers to make scheduled payments under their financing contracts could require the Company to (i) make payments in connection with its recourse loan and asset sale transactions,
      (ii) lose its residual interest in any underlying equipment and (iii) forfeit collateral pledged as security for the Company's limited recourse asset securitizations. In addition, although the allowance for losses on the contracts originated by the Company have been 2.2% of the Company's net investment in leases and notes for 1997, any increase in such losses or in the rate of payment defaults under the financing contracts originated by the Company will be able to maintain or reduce its current level of credit losses.

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

g) Interest Rate Risk. Except for approximately $25 million of the Company's financing contracts at September 30, 1997, which are at variable interest rates with no scheduled payments, the Company's financing contracts require the Company's customers to make payments at fixed interest rates for specified terms. However, approximately $35 million of the Company's borrowings currently are subject to a variable interest rate. Consequently, an increase in interest rates, before the Company is able to secure fixed-rate, long-term financing for such contracts or to generate higher-rate financing contracts to compensate for the increased borrowing cost, could adversely affect the Company's business, operating results and financial condition. The Company's ability to secure additional long-term financing and to generate higher-rate financing contracts is limited by many factors, including competition, market and general economic conditions and the Company's financial conditions.

h) Residual Value Risk. At the inception of its equipment leasing transactions, the Company estimates what it believes will be the fair market value of the financed equipment at the end of the initial lease term and records that value (typically 10% of the initial purchase price) on its balance sheet. The Company's results of operations depend, to some degree, upon its ability to realize these residual values (as of September 30, 1997, the estimated residual value of equipment at the end of the lease term was approximately $10.5 million, representing approximately 5.1% of the Company's total assets). Realization of residual values depends on many factors, several of which are not within the Company's control, including, but not limited to, general market conditions at the time of the lease expiration; any unusual wear and tear on the equipment; the cost of comparable new equipment; the extent, if any, to which the equipment has become technologically or economically obsolete during the contract term; and the effects of any new government regulations. If, upon the expiration of a lease contract, the Company sells or refinances the underlying equipment and the amount realize is less than the original recorded residual value for such equipment, a loss reflecting the difference will be recorded on the Company's books. Failure to realize aggregate recorded residual values could thus have an adverse effect on the Company's business, operating results and financial condition.

i) Sales of Receivables. As part of the Company's portfolio management strategy and as a source of funding of its operations, the Company has sold selected pools of its lease contracts and notes receivable due in installments to a variety of savings banks and the Bravo facility. These transactions are subject to certain covenants that require the Company to
      (i) in the savings bank sales, repurchase financing contracts from the bank and/or make payments under certain circumstances, including the delinquency of the underlying debtor, (ii) under the Bravo Facility, a limited recourse reserve is established and (iii) service the underlying financing contracts. The Company carries a recourse reserve for each transaction and recognizes a gain that is included for accounting purposes in revenues for the year in which the transaction is completed. Each of these transactions incorporates the covenants under the Revolver
      Agreement as such covenants were in effect at the time the asset sale or loan agreement was entered into. Any default under the Revolver Agreement may trigger a default under the loan or asset sale agreements. The Company may enter into additional asset sale agreements in the future in order to manage its liquidity. The level of recourse reserves established by the Company in relation to these sales may not prove to be adequate. Failure of the Company to honor its repurchase and/or payment commitments under these agreements could create an event of default under the loan or asset sale agreements and under the Revolver Agreement. There can be no assurance that a continuing market can be found to sell these types of assets or that the purchase prices in the future would generate comparable gain recognition.

j) Dependence on Sales Representatives. The Company is, and its growth and future revenues are, dependent in large part upon (i) the ability of the Company's sales representatives to establish new relationships, and maintain existing relationships, with equipment vendors, distributors and manufacturers and with healthcare providers and other customers and (ii) the extent to which such relationships lead equipment vendors, distributors and manufacturers to promote the Company's financing services to potential purchasers of their equipment. As of September 30, 1997, the Company had 15 field sales representatives and eight in-house sales personnel. Although the Company is not materially dependent upon any one sales representative, the loss of a group of sales representatives could, until appropriate replacements were obtained, have a material adverse effect on the Company's business, operating results and financial condition.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

      Not applicable.

                                   HPSC, INC.

                           PART II. OTHER INFORMATION

          ITEMS 1 THROUGH 5 ARE OMITTED BECAUSE THEY ARE INAPPLICABLE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a)     Exhibits

               10.1 Lease Receivables Purchase Agreement dated as of June 27, 1997 among HPSC Capital Funding, Inc., as Seller, HPSC, Inc. as Servicer and Custodian, EagleFunding Capital Corporation as Purchaser and BancBoston Securities, Inc. as Deal Agent.

               10.2 Appendix A to EagleFunding Purchase Agreement (Definitions List Attached).

               10.3 Purchase and Contribution Agreement Dated as of June 27, 1997 Between HPSC Capital Funding, Inc. as the Buyer, and HPSC, Inc. as the Originator and the Servicer.

               10.4 Undertaking to Furnish Certain Copies of Omitted Exhibits to Exhibit 10.1 and 10.3 hereof.

               27     Financial Data Schedule

        b)     Reports on Form 8-K:

               There were no reports on Form 8-K filed during the three months ended September 30, 1997.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HPSC, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   November 14, 1997                                  HPSC, INC.
                                                     -------------------------
                                                            (Registrant)

                                                 By: /s/ John W. Everets
                                                     -------------------------
                                                     John W. Everets
                                                     Chief Executive Officer
                                                     Chairman of the Board

                                                 By: /s/ Rene Lefebvre
                                                     -------------------------
                                                     Rene Lefebvre
                                                     Vice President
                                                     Chief Financial Officer