Form 10-K
period 1997-12-31
HPSC INC
filed 1998-03-30
CIK 718909

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

         /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                 For fiscal year ended DECEMBER 31, 1997

                                       or

         / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES
         EXCHANGE ACT OF 1934

Commission file number 0-11618

                                   HPSC, INC.
   --------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                              04-2560004
   --------------------------------------------------------------------------
      (State or other jurisdiction of       (IRS Employer Identification No.)
      incorporation or organization)

   60 STATE STREET, BOSTON, MASSACHUSETTS                  02109
   --------------------------------------------------------------------------
   (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code  (617) 720-3600

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

                                   YES    NO X
                                      ---   ---

The aggregate market value of the voting stock held by non-affiliates of the registrant was $18,119,012 at February 27, 1998, representing 3,535,417 shares.

The number of shares of common stock, par value $.01 per share, outstanding as of February 27, 1998 was 4,638,130.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held April 23, 1998 (the "1998 Proxy Statement") are incorporated by reference into Part III of this annual report on Form 10-K.

    Portions of the 1997 Annual Report to Stockholders (the "1997 Annual Report") are incorporated by reference into Part I of this annual report on Form 10-K.

    The 1998 Proxy Statement and the 1997 Annual Report, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" as part of this report on Form 10-K.

                                     PART I

Item 1.   BUSINESS

GENERAL

         The Company is a specialty finance company engaged primarily in financing healthcare providers throughout the United States. The largest part of the Company's revenues has been derived from its financing of healthcare equipment. HPSC also finances the purchase of healthcare practices. The Company has over 20 years of experience as a provider of financing to healthcare professionals in the United States. Through its subsidiary, ACFC, the Company also provides asset-based lending to a variety of businesses, principally in the northeastern United States.

         HPSC provides financing for equipment and other practice-related expenses to the dental, ophthalmic, general medical, chiropractic and veterinary professions. On a consolidated basis, approximately 60% of the Company's business arises from equipment financing, approximately 30% from related financing, including practice finance, leasehold improvements, office furniture, working capital and supplies, and approximately 10% from asset-based lending. HPSC principally competes in the portion of the healthcare finance market where the size of the transaction is, generally, $250,000 or less, sometimes referred to as the "small-ticket" market. The average size of the Company's financing transactions in 1997 has been approximately $27,000. In connection with its equipment financings, the Company enters into noncancellable finance agreements and lease contracts, which provide for a full payout at a fixed interest rate over a term of one to seven years. The Company markets its financing services to healthcare providers in a number of ways, including direct marketing through trade shows, conventions and advertising, through its sales staff with 16 offices in nine states and through cooperative arrangements with equipment vendors.

         At December 31, 1997, HPSC's outstanding leases and notes receivable owned and managed were approximately $283 million, consisting of approximately 13,000 active contracts. HPSC's financing contract originations in 1997 were approximately $129 million compared to approximately $87 million in 1996, an increase of 48%, which compared to financing contract originations of approximately $61 million in 1995.

         ACFC, the Company's wholly-owned subsidiary, provides asset-based financing, principally in the northeastern United States, for companies which cannot readily obtain traditional bank financing. The ACFC loan portfolio generally provides the Company with a greater spread over its borrowing costs than the Company can achieve in its healthcare financing business. The Company anticipates that it will expand its asset-based financing business. ACFC's financing originations in 1997 were approximately $14 million compared to approximately $10 million in 1996, an increase of 40%, which compared to financing contract originations of approximately $8 million in 1995.

         The continuing increase in the Company's originations of financing contracts and ACFC lines of credit resulted in a 41% increase in the Company's net revenues for fiscal year 1997, as compared with fiscal year 1996, and a 51% increase in the Company's net revenues for fiscal year 1996 compared with fiscal year 1995. This percentage increase in revenues is lower than the percentage increase in originations because revenues consist of earned income on leases and notes, which is a function of the amount of net investment in leases and notes and the level of interest rates, and is recognized over the life of the financing contract, while originations are recognized at the time of origination.

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

         The medical equipment finance industry includes two distinct markets which are generally differentiated based on equipment price and type of healthcare provider. The first market, in which the Company generally does not compete, is financing of equipment priced at over $250,000, which is typically sold to larger group practices, hospitals and other institutional purchasers. Because of the size of the purchase, long sales cycle, and number of financing alternatives generally available to these types of customers, their choice among financing alternatives tends to be based primarily on cost of financing. The second market, in which the Company competes, is the financing of lower-priced or "small-ticket" equipment, where the price of the financed equipment is generally $250,000 or less. Much of this equipment is sold to individual practitioners or small group practices, including dentists, ophthalmologists, physicians, chiropractors, veterinarians and other healthcare providers. The Company focuses on the small-ticket market because it is able to respond in a prompt and flexible manner to the needs of individual customers. Management believes that purchasers in the small-ticket healthcare equipment market often seek the value-added sales support and general ease of conducting business which the Company offers.

         The Company believes that healthcare providers are increasingly choosing to purchase rather than lease equipment because of (i) the availability of a tax deduction of up to $17,500 of the purchase price in the first year of equipment use, (ii) changes in healthcare reimbursement methodologies that reduce incentives to lease equipment for relatively short periods of time and
(iii) a reduced difference in financing costs between equipment purchases and equipment leases, due to generally lower interest rates. Consistent with industry trends, finance agreements (notes) now comprise 60% of the financing contracts originated by the Company.

         Although the Company has focused its business in the past on equipment finance, it continues to expand into practice finance. Practice finance is a specialized segment of the finance industry, in which the Company's primary competitors are banks. Practice finance is a relatively new business opportunity for financing companies such as HPSC that has developed as the sale of healthcare professional practices has increased. The primary sources of healthcare practice financing are banks; not all financing companies provide this service. HPSC may finance up to 100% of the cost of the practice being purchased. A practice finance transaction typically takes the form of a loan to a healthcare provider purchasing a practice, which is secured by the assets of the practice being financed and may be secured by one or more personal guarantees or personal assets.

HEALTHCARE PROVIDER FINANCING

         Terms and Conditions

         The Company's business consists primarily of the origination of equipment financing contracts pursuant to which the Company finances the acquisition by healthcare providers of various types of equipment as well as leasehold improvements, working capital and supplies. The contracts are either installment sales agreements (notes) or lease agreements and are noncancellable. The installment sales agreements are full payout contracts and provide for scheduled payments sufficient, in the aggregate, to cover the Company's borrowing costs and the costs of the underlying equipment, and to provide the Company with an appropriate profit margin. The Company provides its leasing customers with an option to purchase the equipment at the end of the lease for 10% of its original cost. Historically, approximately 99% of lessees have exercised this option. The length of the Company's lease agreements and notes due in installments range from 12 to 84 months, with a median term of 60 months and an average initial term of 55 months.

         All of the Company's equipment financing contracts require the customer to: (i) maintain, service and operate the equipment in accordance with the manufacturer's and government-mandated procedures; (ii) maintain property and public liability insurance for the equipment; (iii) pay all taxes associated with the equipment; and (iv) make all scheduled contract payments regardless of the performance of the equipment. Substantially all of the Company's financing contracts provide for principal and interest payments due monthly for the term of the contract. In the event of default by a customer, the financing contract provides that the Company has the rights afforded creditors under law, including the right to repossess the underlying equipment and in the case of the legal proceeding arising from a default, to recover damages and attorneys' fees. The Company's equipment financing contracts generally provide for late fees and service charges to be applied on payments which are overdue.

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

         A practice finance transaction typically takes the form of a loan to a healthcare provider purchasing a practice which is secured by the assets of the practice being financed and may be secured by one or more personal guarantees or personal assets. The average size of a practice finance transaction is approximately $100,000, with a typical contract term of 60 to 84 months.

         Customers

         The primary customers for the Company's financing contracts are healthcare providers, including dentists, ophthalmologists, other physicians, chiropractors and veterinarians.

         As of December 31, 1997, no single customer (or group of affiliated customers) accounted for more than 1% of the Company's healthcare finance portfolio.

         The Company's customers are located throughout the United States, but primarily in heavily populated states such as California, Florida, Texas, Illinois and New York.

         Realization of Residual Values on Equipment Leases

         Historically, the Company has realized over 99% of the residual value of equipment covered by leases. The overall growth in the Company's equipment lease portfolio in recent years has resulted in increases in the aggregate amount of recorded residual values. Substantially all of the residual values on the Company's balance sheet as of December 31, 1997 are attributable to leases which will expire by the end of 2002. Realization of such values depends on factors not within the Company's control, such as the condition of the equipment, the cost of comparable new equipment and the technological or economic obsolescence of equipment. Although the Company has received over 99% of recorded residual values for leases which expired during the last three years, there can be no assurance that this realization rate will be maintained.

         Practice Finance

         The Company regularly provides financing to healthcare providers in connection with the acquisition of professional practices. HPSC typically makes a loan to the professional acquiring the practice, which is secured by all of the assets of the practice and which may require a personal guarantee and a pledge of personal assets by the professional who is obtaining the financing. Through December 31, 1997, the Company has originated a total of approximately 400 practice finance loans aggregating approximately $40 million. In 1997, practice finance generated approximately 12% of HPSC's financing contract originations. Management believes that its practice finance business contributes to the diversification of the Company's revenue sources and earns HPSC substantial goodwill among healthcare providers. All practice finance inquiries received at the Company's sales offices, or by its salespersons in the field, are referred to the Boston office for processing.

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

ASSET-BASED LENDING

         ACFC makes asset-based loans of $5 million or less, primarily secured by accounts receivable, inventory and equipment. ACFC typically makes accounts receivable loans to borrowers that cannot obtain traditional bank financing in a variety of industries (none of which to date are healthcare related). ACFC takes a security interest in all of the borrowers' assets and monitors collection of their receivables. Advances on a revolving loan generally do not exceed 80% of the borrower's eligible accounts receivable. ACFC also makes revolving and "term like" inventory loans not exceeding 50% of the value of the customer's active inventory, valued at the lower of cost or market rate. Finally, ACFC provides term financing for equipment, which is secured by the machinery and equipment of the borrower. Each of

ACFC's officers has over ten years of experience providing these types of financing on behalf of various finance companies.

         The average ACFC loan is for a term of generally two years. No single borrower accounts for more than 10% of ACFC's aggregate portfolio, and no more than 25% of ACFC's portfolio is concentrated in any single industry.

         ACFC's loans are "fully followed," which means that ACFC tracks the changes to its borrowers' accounts receivable on a daily basis. ACFC requires that all collections be deposited to an ACFC account. Availability under borrowers' lines of credit is usually calculated daily. ACFC's credit committee, which includes members of the senior management of HPSC, must approve, in advance, all ACFC loans. To date, ACFC has experienced no loan losses; however, there can be no assurance that it will not experience losses in the future.

         From 1994 through December 31, 1997, ACFC has provided 38 lines of credit totaling approximately $57 million and currently has approximately $33 million of loans outstanding to 32 borrowers. The annual dollar volume of originations of lines of credit by ACFC has grown from $5 million in 1994 to $12 million in 1995 to $17.6 million in 1996 to $22 million in 1997.

CREDIT AND ADMINISTRATIVE PROCEDURES

         The Company processes all credit applications, and monitors all existing contracts, at its corporate headquarters in Boston, Massachusetts (other than ACFC applications and contracts, all of which are processed at ACFC's headquarters in West Hartford, Connecticut). The Company's credit procedure requires the review, verification and approval of a potential customer's credit file, accurate and complete documentation, delivery of the equipment and verification of installation by the customer, and correct invoicing by the vendor. The type and amount of information and time required for a credit decision varies according to the nature, size and complexity of each transaction. In smaller, less complicated transactions, a decision can often be reached within one hour; more complicated transactions may require up to three or four days. Once the equipment is shipped and installed, the vendor invoices the Company. The Company verifies that the customer has received and accepted the equipment and obtains the customer's authorization to pay the vendor. Following this telephone verification, the file is forwarded to the contract administration department for audit, booking and funding, and to commence automated billing and transaction accounting procedures.

         ACFC's underwriting procedures include an evaluation of the collectibility of the borrower's receivables that are pledged to ACFC, including an evaluation of the validity of such receivables and the creditworthiness of its clients' debtors. ACFC may also require its customers to obtain credit insurance on certain or all of its debtors. The Loan Administration Officer of ACFC is responsible for maintaining its lending standards and for monitoring its loans and underlying collateral. Before approving a loan, ACFC examines the prospective customer's books and records, and continues to make such examinations and to monitor its customers' operations as it deems necessary during the term of the loan. Loan officers are required to rate the risk of each loan monthly.

         The Company considers its finance portfolio assets to consist of two general categories of assets based on such assets' relative risk.

         The first category of assets consists of the Company's lease contracts and notes receivable due in installments, which comprise approximately 85% of the Company's net investment in leases and notes at December 31, 1997 (87% at December 31, 1996). Substantially all of such contracts and notes are due from licensed medical professionals, principally dentists, who practice in individual or small group practices. Such contracts and notes are at fixed interest rates and have terms ranging from 12 to 84 months. The Company believes that leases and notes entered into with medical professionals are generally "small-ticket," homogeneous transactions with similar risk characteristics. Except for the amounts described in the following paragraph related to asset-based lending, all of the Company's historical provision for losses, charge offs, recoveries and allowance for losses have related to its lease contracts and notes due in installments.

         The second category of assets consists of the Company's notes receivable, which comprise approximately 15% of the Company's net investment in leases and notes at December 31, 1997 (13% at December 31, 1996). These notes receivable are commercial, asset-based, revolving lines of credit to small and medium size manufacturers and distributors, at variable interest rates, and typically have terms of two years. The Company began commercial lending activities in mid-1994. Through December 31, 1997, the Company has not had any charge-offs of commercial notes receivable.

ALLOWANCE FOR LOSSES AND CHARGE-OFFS

         The Company maintains an allowance for losses in connection with equipment financing contracts and other loans held in the Company's portfolio at a level which the Company deems sufficient to meet future estimated uncollectible receivables, based on an analysis of delinquencies, problem accounts, and overall risks and probable losses associated with such contracts, and a review of the Company's historical loss experience. At December 31, 1997, this allowance for losses was 2.5% of the Company's net investment in leases and notes (before allowance). There can be no assurance that this allowance will prove to be adequate. Failure of the Company's customers to make scheduled payments under their financing contracts could require the Company to (i) make payments in connection with the recourse portion of its borrowing relating to such contract, (ii) forfeit its residual interest in any underlying equipment and (iii) forfeit cash collateral pledged as security for the Company's asset securitizations. In addition, although net charge-offs on the financing contracts originated by the Company were 0.7% of the Company's average net investment in leases and notes (before allowance) for the year ended December 31, 1997, any increase in such losses or in the rate of payment defaults under the financing contracts originated by the Company could adversely affect the Company's ability to obtain additional funding, including its ability to complete additional asset securitizations.

         The Company's receivables are subject to credit risk. To reduce this risk, the Company has stringent underwriting policies in approving leases and notes that are closely monitored by management. Additionally, certain of the Company's leases and notes receivable, which have been sold under certain sales agreements, are subject to recourse and estimated losses are provided for by the Company.

         Accounts are normally charged off when future payment is deemed unlikely. The following table illustrates the Company's historical allowance for losses and charge-off experience.

                      CHARGE-OFFS AND ALLOWANCE FOR LOSSES

                                                    Year Ended December 31,
(in thousands)                                  1997         1996         1995
                                                ----         ----         ----

Beginning balance.......................    $(4,562)     $(4,512)     $(4,595)
Provision for losses....................     (2,194)      (1,564)      (1,296)
Charge-offs.............................       1,304        1,609        1,504
Recoveries..............................        (89)         (95)        (125)
                                                ----         ----        -----

Balance, end of year....................    $(5,541)     $(4,562)     $(4,512)
                                            ========     ========     ========


         The total contractual balances of delinquent lease contracts and notes receivable due in installments, both owned by the Company and owned by others and managed by the Company, over 90 days past due amounted to $6,806,000 at December 31, 1997 compared to $5,763,000 at December 31, 1996.

         The above table includes a provision for losses related to the commercial notes receivable of $236,000, $146,000 and $95,000 in 1997, 1996 and 1995, respectively. The amount of the allowance for losses related to the commercial notes receivable was $520,000 and $284,000 at December 31, 1997 and 1996, respectively.

FUNDING SOURCES

         The Company's principal sources of funding for its financing transactions are: (i) a revolving loan arrangement with BankBoston as managing agent providing borrowing availability of up to $100 million (the "Revolver"),
(ii) securitized limited recourse revolving credit facilities with wholly owned, special-purpose subsidiaries of the Company, HPSC Bravo Funding Corp. ("Bravo") and HPSC Capital Funding, Inc. ("Capital"), currently in the amounts of $100 million each, (iii) defined recourse fixed-term loans from, and sales of financing contracts to, savings banks and other purchasers and (iv) the Company's internally generated revenues. Management believes that the Company's liquidity is adequate to meet current obligations and future projected levels of financings and to carry on normal operations.

         The Revolver is a line of credit agreement under which the Company may borrow up to $100 million at any given time at variable rates. The Company is subject to extensive borrowing covenants and certain restrictions on its operations in connection with the Revolver. See Note C of the "Notes to Consolidated Financial Statements" in the 1997 Annual Report.

         The Company's securitization transactions provide funding for the Company's financing transactions at more favorable interest rates than the Company is able to obtain from conventional borrowing sources such as banks. In a securitization, the Company sells or contributes financing contracts to a special-purpose corporation ("SPC") wholly-owned by the Company. The SPC, in turn, either itself or through a third party trust to which the SPC has pledged the financing contracts, issues securities representing an interest in the financing contracts to outside investors (the securitization). The offering proceeds from the securities are paid to the SPC, which then pays the Company for the financing contracts or makes credit available to the Company at favorable rates. Simultaneously, the Company and the SPC may arrange for interest rate swaps with institutional lenders, such that any credit extended to the Company by the SPC can be fixed at a lower rate of interest than that being paid on the Company's financing contracts. The SPC enlists the services of a credit organization to guarantee the issued securities, and pays a fee to the Company to service the underlying contracts (subject to the Company's compliance with certain financial and performance covenants). As the financing contracts generate revenue from customers' monthly payments, that revenue is used by the SPC or the trust to make payments on the securities. The SPC is intended to be bankruptcy remote, with assets entirely separate from those of the Company. It is limited in its business activities to owning the transferred financing contracts, completing the securitization of those contracts and providing credit to the Company based on the securitization. The SPC may incur indebtedness or other obligations only in relation to the securitization. The Company has found that securitizations are an effective means of obtaining credit on a limited recourse basis at favorable interest rates.

         Another funding source for the Company has been sales of its financing contracts to, and borrowings against such contracts from, a variety of savings banks. Each of these transactions is subject to certain covenants that may require the Company to (i) repurchase financing contracts from the bank and make payments under certain circumstances, including the delinquency of the underlying debtor, and (ii) service the underlying financing contracts. The Company carries a recourse reserve for each transaction in its allowance for losses and recognizes a gain that is included in income for accounting purposes for the year in which the transaction is completed. Each of these transactions incorporates the covenants under the Revolver as such covenants were in effect at the time the asset sale or loan agreement was entered into. Any default under the Revolver may trigger a default under the loan or asset sale agreements. The Company may enter into additional asset sale agreements in the future in order to manage its liquidity.

         See Note C of the "Notes to Consolidated Financial Statements" in the 1997 Annual Report incorporated by reference in Item 8 of this annual report on Form 10-K and "Management's Discussion and Analysis of Financial
Condition-Liquidity and Capital Resources" in this report on Form 10-K for a more complete description of the funding sources referred to above.

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

         The Company contracts with an outside consulting firm to provide information technology services and has developed its own customized computer software. The Company's Boston office is linked electronically with all of the Company's other offices. Each salesperson's laptop computer may also be linked to the computer systems in the Boston office, permitting a salesperson to respond to a customer's financing request, or a vendor's informational request, almost immediately. Management believes that its investment in technology has positioned the Company to manage increased financing volume.

         The Company's centralized data processing system provides timely support for the marketing and service efforts of its salespeople and for equipment manufacturers and dealers. The system permits the Company to generate collection histories, vendor analyses, customer reports and credit histories and other data useful in servicing customers and equipment suppliers. The system is also used for financial and tax reporting purposes, internal controls, personnel training and management. The Company believes that the many advanced features of its system provide the Company a competitive advantage based on the speed of its contract processing, control over credit risk and high level of service.

SALES AND MARKETING

         In addition to promoting its financing services through its sales and marketing employees, most of whom work out of the Company's regional offices, the Company relies on various equipment financing referral sources and relationships with vendors and manufacturers of dental, medical and other equipment for the marketing of its services. The Company's sales and marketing staff focuses its efforts primarily on these vendors in an effort to encourage them to recommend the Company as a preferred funding sources to purchasers of their equipment. The Company's sales representatives support the equipment manufacturer or vendor or their representatives in their sales efforts by providing (i) timely, convenient and competitive financing for their equipment sales and (ii) a variety of value-added services which simultaneously promote the vendors' equipment sales as well as the selection of the Company for financing. These services include consulting with the vendors on structuring financing transactions; training the vendors' staffs to understand and market the Company's various financing products; customizing financing products to encourage product sales; and, in most cases, working directly with the vendors' potential purchasers to complete the equipment financing transaction.

         HPSC currently has 30 field sales and marketing personnel located in 16 offices throughout the United States, including the Company's Boston headquarters. Sales personnel are assigned to a particular region of the country or to a particular healthcare profession. Sales personnel generally can obtain approval of a financing transaction within 24 to 48 hours, and often within one hour, of completion of documentation through use of the Company's computer system. Practice finance sales and marketing is managed centrally from Boston, with leads referred to Boston from the Company's sales offices. ACFC's management is located in West Hartford, Connecticut. It business is presently conducted primarily in the northeastern United States with all sales and marketing efforts managed from its West Hartford office.

         The Company employs a number of marketing strategies to promote its healthcare provider financing services. For example, the Company advertises its services in national publications targeting dental, ophthalmic and other healthcare professionals. Representatives of the Company attend approximately 80 healthcare conventions per year, as well as solicit business directly from key manufacturers and distributors to encourage both the purchase and financing of healthcare equipment. The Company also distributes to its customers and others informational brochures, which are produced by the Company and which describe the various financing services provided by the Company, as well as quarterly outlook fliers and a year-end tax advisory letter.

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

EMPLOYEES

         At December 31, 1997, the Company had 82 full-time employees, 11 of whom work for ACFC, and none of whom was represented by a labor union. Approximately 12 of the Company's employees are engaged in credit, collections and lease documentation, approximately 35 are in sales, marketing and customer service, and 35 are engaged in general administration, tax and accounting. Management believes that the Company's employee relations are good.

Item 2.  PROPERTIES

         The Company leases approximately 11,320 square feet of office space at 60 State Street, Boston, Massachusetts for approximately $24,000 per month. This lease expires on May 31, 1999 with a five-year extension option. ACFC leases approximately 2,431 square feet at 433 South Main Street, West Hartford, Connecticut for approximately $4,000 per month. This lease expires on August 31, 1999 with a three-year extension option. The Company's total rent expense for 1997 under all operating leases was $448,000. The Company also rents space as required for its sales locations on a short-term basis. The Company believes that its facilities are adequate for its current operations and for the foreseeable future.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The Common Stock of HPSC is traded on the NASDAQ National Market System. The high and low prices for the Common Stock as reported by NASDAQ for each quarter in the last two fiscal years, as well as the approximate number of record holders and information with respect to dividend restrictions, are incorporated by reference from the section captioned "Market Information" on page 23 of the 1997 Annual Report.

          RECENT SALES OF UNREGISTERED STOCK

          Not applicable.

Item 6.   SELECTED FINANCIAL DATA

          Selected financial data for the five years ended December 31, 1997 is incorporated by reference from the section captioned "Selected Financial Data" on page 24 of the 1997 Annual Report.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act. Discussions containing such forward-looking statements may be found in the material set forth below under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and under the section captioned "Business," as well as within the annual report generally. When used in this annual report, the words "believes," "anticipates," "expects," "plans," "intends," "estimates," "continue," "could," "may" or "will" (or the negative of such words) and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially from those described in the forward-looking statements as a result of the risk considerations set forth below under the caption "Certain Factors" and the matters set forth in this annual report generally.

Results of Operations

Fiscal Years Ended December 31, 1997 and December 31, 1996:

Earned income from leases and notes for 1997 was $23,691,000 (including $4,036,000 from ACFC) as compared to $17,515,000 (including $2,643,000 for ACFC) for 1996. This increase of approximately 35.3% was due primarily to the increase in the net investment in leases and notes from 1996 to 1997. The increase in net investment in leases and notes resulted from an increase of approximately 47.4% in the Company's financing contract originations for fiscal 1997 to approximately $143,000,000 (including approximately $14,000,000 in ACFC originations, and excluding approximately $4,500,000 of initial direct costs) from approximately $97,000,000 (including approximately $10,000,000 in ACFC originations, and excluding approximately $3,800,000 of initial direct costs) for 1996. Gains on sales of leases and notes increased to $3,123,000 in 1997 compared to $1,572,000 in 1996. This increase was caused by higher levels of sales activity in 1997. Earned income on leases and notes is a function of the amount of net investment in leases and notes and the level of financing contract interest rates. Earned income is recognized over the life of the net investment in leases and notes, using the interest method.

Interest expense net of interest income on cash balances for 1997 was $10,288,000 (43.4% of earned income) compared to $7,885,000 (45.0% of earned income) for 1996, an increase in amount of 30.5%. The increase in net interest expense was due primarily to a 56.7% increase in debt levels from 1996 to 1997, which resulted primarily from increased borrowings to finance the company's financing contract originations. The decrease as a percentage of earned income was due to lower interest rates on debt in 1997 as compared to 1996.

Net financing margin (earned income less net interest expense) for fiscal 1997 was $13,403,000 (56.6% of earned income) as compared to $9,630,000 (55.0% of earned income) for 1996. The increase in amount was due to higher earnings on a higher balance of earning assets. The increase in percentage of earned income was due to higher debt during 1997 at lower rates as compared to 1996.

The provision for losses for fiscal 1997 was $2,194,000 (9.3% of earned income) compared to $1,564,000 (8.9% of earned income) for 1996. This increase in amount resulted from higher levels of new financings in 1997 and the Company's continuing evaluation of its allowance for losses. The allowance for losses at December 31, 1997 was $5,541,000 (2.6% of net investment in leases and notes) as compared to $4,562,000 (3.1% of net investment in leases and notes) at December 31, 1996. Net charge-offs were approximately $1,200,000 in 1997 compared to $1,500,000 in 1996.

Selling, general and administrative expenses for fiscal 1997 were $12,330,000 (52.0% of earned income) as compared to $8,059,000 (46.0% of earned income) for 1996. This increase resulted from increased staffing and systems and support costs required by higher volumes of financing activity in 1997 and to permit anticipated near-term growth in financing activity.

The Company's income before income taxes for fiscal 1997 was $2,002,000 compared to $1,579,000 for 1996. The provision for income taxes was $881,000 (44.0% of income before tax) in 1997 compared to $704,000 (44.6%) in 1996.

The Company's net income for fiscal 1997 was $1,121,000 or $0.30 per basic share and $0.26 per diluted share, compared to $875,000 or $0.23 per basic share and $0.20 per diluted share for 1996. The increase in 1997 over 1996 was due to higher earned income from leases and notes and gains on sales offset by increases in the provision for losses, higher selling, general and administrative expenses, and higher average debt levels in 1997.

At December 31, 1997, the Company had approximately $59,000,000 of customer applications which had been approved but had not yet resulted in a completed transaction, compared to approximately $47,500,000 of such customer applications at December 31, 1996. Not all approved applications will result in completed financing transactions with the Company.

The Company has reviewed all significant areas within its operations, including the application, underwriting and accounting management systems, for date sensitive issues after December 31, 1999 ("Year 2000 Issues"). The Company is also monitoring the progress of its major service providers. Based on this review, the Company does not anticipate any material adverse impact from Year 2000 Issues.

Fiscal Years Ended December 31, 1996 and December 31, 1995:

Earned income from leases and notes for 1996 was $17,515,000 (including $2,643,000 from ACFC) as compared to $12,871,000 (including $1,316,000 for ACFC) for 1995. This increase of approximately 36.1% was due primarily to the increase in the net investment in leases and notes from 1995 to 1996. The increase in net investment in leases and notes resulted from an increase of approximately 41.4% in the Company's financing contract originations for fiscal 1996 to approximately $97,000,000 (including approximately $10,000,000 in ACFC originations, and excluding approximately $3,800,000 of initial direct costs) from approximately $68,600,000 (including approximately $7,600,000 in ACFC originations, and excluding approximately $3,000,000 of initial direct costs) for 1995. Gains on sales of leases and notes increased to $1,572,000 in 1996 compared to $53,000 in 1995. This increase was caused by higher levels of sales activity in 1996. Earned income on leases and notes is a function of the amount of net investment in leases and notes and the level of financing contract interest rates. Earned income is recognized over the life of the net investment in leases and notes, using the interest method.

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

The provision for losses for fiscal 1996 was $1,564,000 (8.9% of earned income) compared to $1,296,000 (10.1% of earned income) for 1995. This increase in amount resulted from higher levels of new financings in 1996 and the Company's continuing evaluation of its allowance for losses. The allowance for losses at December 31, 1996 was $4,562,000 (3.1% of net investment in leases and notes) as compared to $4,512,000 (3.8% of net investment in leases and notes) at December 31, 1995. Net charge-offs were approximately $1,500,000 in 1996 compared to $1,400,000 in 1995.

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

The Company's income before income taxes for fiscal 1996 was $1,579,000 compared to $79,000 for 1995. The provision for income taxes was $704,000 (44.6% of income before tax) in 1996 compared to $204,000 (258.2%) in 1995. The 1995 provision was affected by a $601,000 foreign currency translation adjustment related to the Company's Canadian operations that was not deductible.

The Company's net income for fiscal 1996 was $875,000 or $0.23 per basic share and $0.20 per diluted share, compared to $(125,000) or $(0.03) per basic and diluted share for 1995. The increase in 1996 over 1995 was due to higher earned income from leases and notes and gains on sales offset by increases in the provision for losses, higher selling, general and administrative expenses, higher average debt levels and higher average rates of interest on debt and a foreign currency translation adjustment in 1995.

At December 31, 1996, approximately $47,500,000 of customer applications which had been approved but had not yet resulted in a completed transaction were outstanding, compared to approximately $39,900,000 of such customer applications at December 31, 1995. Not all approved applications will result in completed financing transactions with the Company.

Liquidity and Capital Resources

The Company's financing activities require substantial amounts of capital, and its ability to originate new financing transactions is dependent on the availability of cash and credit. The Company currently has access to credit under the Revolver, its securitization transactions with Bravo and Capital, and loans secured by financing contracts. The Company obtains cash from sales of its financing contracts under its securitization facilities and from lease and note payments received. Substantially all of the assets of HPSC and ACFC and the stock of ACFC have been pledged to HPSC's lenders as security under HPSC's various short- and long-term credit arrangements. Borrowings under the securitizations are secured by financing contracts, including the amounts receivable thereunder and the assets securing the financing contracts. The securitizations are limited recourse obligations of the Company, structured so that the cash flow from the securitized financing contracts services the debt. In these limited recourse transactions, the Company retains some risk of loss because it shares in any losses incurred and it may forfeit the retained interest, if any, that it has in the securitized financing contracts should a default occur. The Company's borrowings under the Revolver are full recourse obligations of HPSC. Most of the Company's borrowings under the Revolver are used to temporarily fund new financing contracts entered into by the Company and are repaid with the proceeds obtained from other full or limited recourse financings and cash flow from the Company's financing transactions.

At December 31, 1997, the Company had $9,137,000 in cash, cash equivalents and restricted cash as compared to $8,945,000 at the end of 1996. As described in Note C to the Company's Consolidated Financial Statements in the 1997 Annual Report, $7,000,000 of such cash was restricted pursuant to financing agreements as of December 31, 1997, compared to $6,769,000 at December 31, 1996.

Cash provided by operating activities was $5,278,000 for the year ended December 31, 1997 compared to $6,680,000 in 1996 and $4,514,000 in 1995. The significant components of cash provided by operating activities for 1997 as compared to 1996 were an increase in net income in 1997 to $1,121,000 from $875,000 in 1996; an increase in the gain on sales of leases and notes to $3,123,000 in 1997 from $1,572,000 in 1996, which was caused by a higher level of sales activity in 1997; and an increase in accounts payable and accrued expenses, including accrued interest, of $1,025,000 as compared to 1996, which was caused primarily by the issuance of subordinated debt and higher senior note balances in 1997.

Cash used in investing activities was $69,298,000 for the year ended December 31, 1997, compared to $34,406,000 in 1996 and $32,615,000 in 1995. The primary components of cash used in investing activities for 1997 as compared to 1996 were an increase in originations of lease contracts and notes receivable to $135,625,000 in 1997 from $90,729,000 in 1996, offset by an increase in proceeds from sales of lease contracts and notes receivable to $33,039,000 in 1997 from $24,344,000 in 1996.

Cash provided by financing activities was $63,981,000 for the year ended December 31, 1997 compared to cash provided by financing activities of $29,041,000 for December 31, 1996 and $28,543,000 in 1995. The significant components of cash provided by financing activities in 1997 as compared to 1996 were proceeds from the issuance of subordinated debt of $18,306,000 in 1997 and an increase in the proceeds from senior notes in 1997 to $100,087,000 from $52,973,000 in 1996, offset by repayments of senior notes in 1997 of $53,125,000 compared to $26,019,000 in 1996.

On December 27, 1993, the Company raised $70,000,000 through an asset securitization transaction in which its wholly-owned subsidiary, Funding I, issued senior secured notes (the "Funding I Notes") at a rate of 5.01%. The Funding I Notes were secured by a portion of the Company's portfolio which it sold in part and contributed in part to Funding I. Proceeds of this financing were used to retire $50,000,000 of 10.125% senior notes due December 28, 1993, and $20,000,000 of 10% subordinated notes due January 15,1994. The Funding I Notes had an outstanding balance of $6,861,000 at December 31, 1996 and were fully paid in June of 1997.

The Revolving Loan Agreement was extended on December 10, 1997 until March 31, 1998 with availability of $60,000,000. The Revolver was amended and restated on March 16,1998 to increase the availability to $100,000,000 and to extend its term to March 1999. Under the Revolver, the Company may borrow at variable rates of prime and at LIBOR plus 1.25% to 1.75%, dependent on certain performance covenants. At December 31, 1997, the Company had $39,000,000 outstanding under this facility and $21,000,000 available for borrowing, subject to borrowing base limitations. The Revolver Agreement is not currently hedged and is, therefore, exposed to upward movements in interest rates.

As of January 31, 1995, the Company, along with its newly-formed, wholly-owned, special-purpose subsidiary Bravo, established a $50,000,000 revolving credit facility structured and guaranteed by Capital Markets Assurance Corporation ("CapMAC"). Under the terms of the facility, Bravo, to which the Company has sold and may continue to sell or contribute certain of its portfolio assets, pledges its interests in these assets to a commercial paper conduit entity. Bravo incurs interest at variable rates in the commercial paper market and enters into interest rate swap agreements to assure fixed rate funding. Monthly settlements of principal and interest payments are made from the collection of payments on Bravo's portfolio. HPSC may make additional sales to Bravo subject to certain covenants regarding Bravo's portfolio performance and borrowing base calculations. The Company is the servicer of the Bravo portfolio, subject to meeting certain covenants. The required monthly payments of principal and interest to purchasers of the commercial paper are guaranteed by CapMAC pursuant to the terms of the facility. The Company had $57,295,000 outstanding under the Bravo facility at December 31, 1997, and in connection with this facility, had 16 separate interest rate swap agreements with BankBoston with a total notional value of $60,432,000. Effective November 5, 1996, the Bravo facility was increased to $100,000,000 and amended to provide up to $30,000,000 of such facility to be used as sales of receivables from Bravo for accounting purposes.

The Company had $29,162,000 outstanding from sales of receivables under this portion of the facility, and in connection with this portion of the facility, had six separate interest rate swap agreements with BankBoston with a total notional value of $30,129,000 at December 31, 1997.

In April, 1995, the Company entered into a fixed rate, fixed term loan agreement with Springfield Institution for Savings ("SIS") under which the Company borrowed approximately $3,500,000 at 9.5% subject to certain recourse and performance covenants. In July 1997, the Company entered into another fixed rate, fixed term loan agreement with SIS under which the Company borrowed an additional $3,984,000 at 8% subject to the same conditions as the first loan. The Company had $4,913,000 outstanding under these agreements at December 31, 1997.

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

In March 1997, the Company issued $20,000,000 of unsecured senior subordinated notes due 2007 ("Senior Subordinated Note") bearing interest at a fixed rate of 11% (the "Note Offering"). The Company received approximately $18,300,000 in net proceeds from the Note Offering and used such proceeds to repay amounts outstanding under the Revolver Agreement.

In June 1997, the Company, along with its wholly-owned, special purpose subsidiary, HPSC Capital Funding, Inc. ("Capital"), established a $100,000,000 Lease Receivable Purchase Agreement with EagleFunding Capital Corporation ("Eagle"). Under the terms of the facility (the "Capital Facility"), Capital, to which the Company may sell certain of its portfolio assets from time to time, pledges or sells its interests in these assets to Eagle, a commercial paper conduit entity. Capital may borrow at variable rates in the commercial paper market and may enter into interest rate swap agreements to assure fixed rate funding. Monthly settlements of the borrowing base and any applicable principal and interest payments will be made from collections of Capital's portfolio. The Company will be the servicer of the Capital portfolio subject to certain covenants. The agreement originally expired in September 2000. Effective January 1, 1998 the agreement was amended to extend the expiration date to September 2002. The Company had $61,744,000 of indebtedness outstanding under this facility at December 31, 1997, and in connection with this facility had six separate swap agreements with a total national value of $59,373,000.

In 1997, the Company repurchased an aggregate of 108,300 shares of its Common Stock for approximately $623,000. The Company may repurchase its Common Stock from time to time at prices favorable to the Company, although it has no specific repurchase plan in place at this time.

Management believes that the Company's liquidity, resulting from the availability of credit under the Revolver Agreement, the Bravo facility, the Capital facility and loans from savings banks, along with cash obtained from the sales of its financing contracts and from internally generated revenues is adequate to meet current obligations and future projected levels of financings and to carry on normal operations. In order to finance adequately its anticipated growth, the Company will continue to seek to raise additional capital from bank and non-bank sources, make selective use of asset sale transactions in 1998 and use its current credit facilities. The Company expects that it will be able to obtain additional capital at competitive rates, but there can be no assurance it will be able to do so.

Inflation in the form of rising interest rates could have an adverse impact on the interest rate margins of the Company and its ability to maintain adequate earning spreads on its portfolio assets.

                             CERTAIN CONSIDERATIONS

         The following important factors, among others, could cause actual results to differ materially from those described in the forward-looking statements made in this annual report on Form 10-K and presented elsewhere by management from time to time. HPSC cautions the reader that such list of considerations may not be exhaustive. HPSC undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

Dependence on Funding Sources; Restrictive Covenants. The Company's financing activities are capital intensive. The Company's revenues and profitability are related directly to the volume of financing contracts it originates. To generate new financing contracts, the Company requires access to substantial short- and long-term credit. The Company's principal sources of funding for its financing transactions are (i) the Revolver, providing up to $100 million of borrowing availability, (ii) $200.0 million in limited resource resolving credit facilities with Bravo and Capital, (iii) fixed-rate, full recourse term loans from a savings bank, (iv) specific recourse sales of financing contracts to savings banks and other purchasers, and (v) the Company's internally generated revenues. There can be no assurance that the Company will be able to renew or extend the Revolver at its expiration in March 1999, complete additional asset securitizations or obtain other additional financing, when needed and on acceptable terms. The Company would be adversely affected if it were unable to continue to secure sufficient and timely funding on acceptable terms. The agreement governing the Revolver (the "Revolver Agreement") contains numerous financial and operating covenants. There can be no assurance that the Company will be able to maintain compliance with these covenants, and failure to meet such covenants would result in a default under the Revolver Agreement.
Moreover, the Company's financing arrangements with Bravo and the savings banks described above incorporate the covenants and default provisions of the Revolver Agreement. Thus, any default under the Revolver Agreement will also trigger defaults under these other financing arrangements. In addition, the Indenture contains certain covenants that could restrict the Company's access to funding.

Securitization Recourse; Payment Restriction and Default Risk. As part of its overall funding strategy, the Company utilizes asset securitization transactions with wholly-owned, bankruptcy-remote subsidiaries to seek fixed rate, matched-term financing. The Company sells financing contracts to these subsidiaries which, in turn, either pledge or sell the contracts to third parties. The third parties' recourse with regard to the pledge or sale is limited to the contracts sold to the subsidiary. If the contract portfolio of these subsidiaries does not perform within certain guidelines, the subsidiaries must retain or "trap" any monthly cash distribution to which the Company might otherwise be entitled. This restriction on cash distributions could continue until the portfolio performance returns to acceptable levels (as defined in the relevant agreements), which restriction could have a negative impact on the cash flow available to the Company. There can be no assurance that if the portfolio failed to perform within the specified guidelines, its performance would return to acceptable levels or that the payment restrictions would be removed.

Customer Credit Risks. The Company maintains an allowance for doubtful accounts in connection with payments due under financing contracts originated by the Company (whether or not such contracts have been securitized, held as collateral for loans to the Company or, when sold, a separate recourse reserve is maintained) at a level which the Company deems sufficient to meet future estimated uncollectible receivables, based on an analysis of the delinquencies, problem accounts, and overall risks and probable losses associated with such contracts, together with a review of the Company's historical credit loss experience. There can be no assurance that this allowance or recourse reserve will prove to be adequate. Failure of the Company's customers to make scheduled payments under their financing contracts could require the Company to (i) make payments in connection with its recourse loan and asset sale transactions, (ii) lose its residual interest in any underlying equipment and (iii) forfeit collateral pledged as security for the Company's limited recourse asset securitizations. In addition, although the Company has stringent underwriting policies in approving financing contracts and the net charge-offs on the contracts originated by the Company have been approximately 0.7% of the Company's average net investment in leases and notes for 1997, any increase in such net charge-offs or in the rate of payment defaults under the financing contracts originated by the Company could adversely affect the Company's ability to obtain additional financing, including its ability to complete additional asset securitizations and secured asset sales or loans. There can be no assurance that the Company will be able to maintain or reduce its current level of credit losses.

Competition. Healthcare provider financing and asset-based lending are highly competitive. The Company competes for customers with a number of national, regional and local finance companies, including those which, like the Company, specialize in financing for healthcare providers. In addition, the Company's competitors include those equipment manufacturers which finance the sale or lease of their products themselves, conventional leasing companies and other types of financial services companies such as commercial banks and savings and loan associations. Many of the Company's competitors and potential competitors possess substantially greater financial, marketing and operational resources than the Company. Moreover, the Company's future profitability will be directly related to its ability to obtain capital funding at favorable funding rates as compared to the capital costs of its competitors. The Company's competitors and potential competitors include many larger, more established companies that have a lower cost of funds than the Company and access to capital markets and to other funding sources that may be unavailable to the Company. There can be no assurance that the Company will be able to continue to compete successfully in its targeted markets.

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

Interest Rate Risk. Except for approximately $33 million of the Company's financing contracts, which are at variable interest rates with no scheduled payments, the Company's financing contracts require the Company's customers to make payments at fixed interest rates for specified terms. However, approximately $39 million of the Company's borrowings currently are subject to a variable interest rate. Consequently, an increase in interest rates, before the Company is able to secure fixed-rate, long-term financing for its financing contracts or to generate higher-rate financing contracts to compensate for the increased borrowing cost, could adversely affect the Company's business, operating results and financial condition. The Company's ability to secure additional long-term financing and to generate higher-rate financing contracts is limited by many factors, including competition, market and general economic conditions and the Company's financial condition.

Residual Value Risk. At the inception of its equipment leasing transactions, the Company estimates what it believes will be the fair market value of the financed equipment at the end of the initial lease term and records that value (typically 10% of the initial purchase price) on its balance sheet. The Company's results of operations depend, to some degree, upon its ability to realize these residual values (as of December 31, 1997, the estimated residual value of equipment at the end of the lease term was approximately $11 million, representing approximately 4.9% of the Company's total assets). Realization of residual values depends on many factors, several of which are not within the Company's control, including, but not limited to, general market conditions at the time of the lease expiration; any unusual wear and tear on the equipment; the cost of comparable new equipment; the extent, if any, to which the equipment has become technologically or economically obsolete during the contract term; and the effects of any new government regulations. If, upon the expiration of a lease contract, the Company sells or refinances the underlying equipment and the amount realized is less than the original recorded residual value for such equipment, a loss reflecting the difference will be recorded on the Company's books. Failure to realize aggregate recorded residual values could thus have an adverse effect on the Company's business, operating results and financial condition.

Sales of Receivables. As part of the Company's portfolio management strategy and as a source of funding of its operations, the Company has sold selected pools of its lease contracts and notes receivable due in installments to a number of savings banks. Each of these transactions is subject to certain covenants that require the Company to (i) repurchase financing contracts from the bank and/or make payments under certain circumstances, including the delinquency of the underlying debtor, and (ii) service the underlying financing contracts. The Company carries a recourse reserve for each transaction in its allowance for losses and recognizes a gain that is included in income for accounting purposes for the year in which the transaction is completed. Each of these transactions incorporates the covenants under the Revolver as such covenants were in effect at the time the asset sale or loan agreement was entered into. Any default under the Revolver may trigger a default under the loan or asset sale agreements. The Company may enter into additional asset sale agreements in the future in order to manage its liquidity. The level of recourse reserves established by the Company in relation to these sales may not prove to be adequate. Failure of the Company to honor its repurchase and/or payment commitments under these agreements could create an event of default under the loan or asset sale agreements and under the Revolver. There can be no assurance that a continuing market can be found to sell these types of assets or that the purchase prices in the future would generate comparable gain recognition.

Dependence on Sales Representatives. The Company is, and its growth and future revenues are, dependent in large part upon (i) the ability of the Company's sales representatives to establish new relationships, and maintain existing relationships, with equipment vendors, distributors and manufacturers and with healthcare providers and other customers and (ii) the extent to which such relationships lead equipment vendors, distributors and manufacturers to promote the Company's financing services to potential purchasers of their equipment. As of December 31, 1997, the Company had 14 field sales representatives and eight in-house sales personnel. Although the Company is not materially dependent upon any one sales representative, the loss of a group of sales representatives could, until appropriate replacements were obtained, have a material adverse effect on the Company's business, operating results and financial condition.

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

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The information required by this item together with Independent Auditors Report is incorporated by reference from pages 2 through 22 of the 1997 Annual Report. (See also the Report of Coopers & Lybrand L.L.P. filed under Item 14 of this Form 10-K.)

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    The information required by this item has been filed on Form 8-K, dated June 19, 1996.


                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item is incorporated by reference from the sections captioned "PROPOSAL ONE -- ELECTION OF DIRECTORS -- Nominees for Class III Directors," " - Members of the Board of Directors Continuing in Office" and " - Other Executive Officers" and "VOTING SECURITIES - Section 16(a) Beneficial Ownership Reporting Compliance" in the 1998 Proxy Statement.

Item 11.  EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference from the sections captioned "EXECUTIVE COMPENSATION - Summary Compensation Table," " - Stock Loan Program," " - Supplemental Executive Retirement Plan," " - Option Grants in Last Fiscal Year," " - Aggregated Option Exercises and Year-End Option Values," - Employment Agreements" and " - Compensation of Directors" in the 1998 Proxy Statement.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference from the section captioned "VOTING SECURITIES -- Share Ownership of Certain Beneficial Owners and Management" in the 1998 Proxy Statement .

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Not Applicable

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a) 1.  Financial Statements
        --------------------

The following financial statements of HPSC, Inc. and report of independent accountants included in the 1997 Annual Report are incorporated herein by reference as a part of this Form 10-K
                                                             Page Number In
                                                           1997 Annual Report
                                                           ------------------

   Consolidated Balance Sheets at December 31,
   1997 and December 31, 1996                                       2

   Consolidated Statements of Operations for each
   of the three years in the period ended
   December 31, 1997                                                3

   Consolidated Statements of Changes in Stock-
   holders' Equity for each of the three years in
   the period ended December 31, 1997                               4

   Consolidated Statements of Cash Flows for
   each of the three years in the period ended
   December 31, 1997                                                5

   Notes to Consolidated Financial Statements                      6-21

   Report of  Deloitte & Touche LLP                                 22

                                                                  Page Number in
                                                                    Form 10-K
                                                                    ---------

(a) 2.  Financial Statement Schedules
        -----------------------------

Report of Coopers & Lybrand LLP                                        F-1

    All other Financial Statement Schedules are omitted because the information required is inapplicable or is included in the Financial Statements or the Notes thereto.

                         INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
and Stockholders of HPSC, Inc.:


We have audited the accompanying consolidated statements of operations, changes in stockholders' equity and cash flows of HPSC, Inc. for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of HPSC, Inc. for the year ended December 31, 1995, in connformity with generally accepted accounting principles.

As discussed in Note A to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosure," effective January 1, 1995.



                                        /s/ Coopers & Lybrand L.L.P.
                                        ---------------------------------
                                        Coopers & Lybrand L.L.P.


Boston, Massachusetts
March 25, 1998







                                      F-1

(a) 3 Exhibits

Management contracts or compensatory plans or arrangements required to be filed as exhibits are identified by an asterisk.

        No.                   Title                                        Method of Filing
        ---                   -----                                        ----------------

        3.1       Restated Certificate of                      Incorporated by reference to Exhibit 3.1
                  Incorporation of HPSC, Inc.                  to HPSC's Annual Report on Form 10-K for
                                                               the fiscal year ended December 31, 1995.

        3.2       Certificate of Amendment to                  Incorporated by reference to Exhibit 3.2
                  Restated Certificate of                      to HPSC's Annual Report on Form 10-K for
                  Incorporation of HPSC, Inc. filed            the fiscal year ended December 31, 1995.
                  in Delaware on September 14,
                  1987

        3.3       Certificate of Amendment to Restated         Incorporated by reference to Exhibit 3.3
                  Certificate of December 31, 1995.            to HPSC's Annual Report on Form 10-K for
                  Incorporation of HPSC, Inc. filed            the fiscal year ended December 31, 1995.
                  in Delaware on May 22, 1995

        3.4       Amended and Restated By-Laws                 Incorporated by reference to Exhibit 3.4
                                                               to HPSC's Amendment No. 1 to Registration
                                                               Statement on Form S-1 filed March 10, 1997

        4.1       Rights Agreement dated as of                 Incorporated by reference to Exhibit 4 to
                  August 3, 1993 between the                   HPSC's Amendment No. 1 to its Current Report
                  Company and The First National               on Form 8-K filed August 11, 1993.
                  Bank of Boston, N.A., including
                  as Exhibit B thereto the form of
                  Rights Certificate

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

      *10.2       HPSC, Inc. Stock Option Plan,                Incorporated by reference to
                  dated March 5, 1986                          Exhibit 10.6 to HPSC's Annual
                                                               Report on Form 10-K for the
                                                               fiscal year ended December 30,
                                                               1989

      *10.3       Employment Agreement                         Incorporated by reference to
                  between the Company and                      Exhibit 10.3 to HPSC's Amendment No. 1
                  John W. Everets, dated as of                 to Registration Statement on Form S-1
                  July 19, 1996                                filed March 10, 1997

      *10.4       Employment Agreement                         Incorporated by reference to
                  between the Company and                      Exhibit 10.4 to HPSC's Amendment No. 1
                  Raymond R. Doherty dated                     to Registration Statement on Form S-1
                  as of August 2, 1996                         filed March 10, 1997

      *10.5       Employment Agreement                         Incorporated by reference to
                  between HPSC, Inc. and Rene                  Exhibit 10.5 to HPSC's Quarterly
                  Lefebvre dated April 6, 1994                 Report on Form 10-Q for the
                                                               quarter ended June 25, 1994

      *10.6       HPSC, Inc. Employee Stock                    Incorporated by reference to
                  Ownership Plan Agreement                     Exhibit 10.9 to HPSC's Annual
                  dated December 22, 1993                      Report on Form 10-K for the
                  between HPSC, Inc. and John                  fiscal year ended December 25,
                  W. Everets and Raymond R.                    1993
                  Doherty, as trustees

      *10.7       First Amendment effective                    Incorporated by reference to
                  January 1, 1993 to HPSC, Inc.                Exhibit 10.2 to HPSC's Quarterly
                  Employee Stock Ownership Plan                Report on Form 10-Q for the
                                                               quarter ended June 25, 1994

      *10.8       Second Amendment effective                   Incorporated by reference to
                  January 1, 1994 to HPSC, Inc.                Exhibit 10.11 to HPSC's Annual
                  Employee Stock Ownership Plan                Report on  Form 10-K for the fiscal
                                                               year ended December 31, 1994

      *10.9       Third Amendment effective                    Incorporated by reference to
                  January 1, 1993 to HPSC, Inc.                Exhibit 10.12 to HPSC's Annual
                  Employee Stock Ownership Plan                Report on Form 10-K for the
                                                               fiscal year ended December 31, 1994

      *10.10      HPSC, Inc. Supplemental                      Incorporated by reference to
                  Employee Stock Ownership Plan                Exhibit 10.3 to HPSC's Quarterly
                  and Trust dated July 25, 1994                Report on Form 10-Q for the
                                                               quarter ended June 25, 1994

      *10.11      HPSC, Inc. 1994 Stock Plan                   Incorporated by reference to
                  dated as of March 23, 1994 and               Exhibit 10.4 to HPSC's Quarterly
                  related forms of Nonqualified                Report on Form 10-Q for the
                  Option Grant and Option                      quarter ended June 25, 1994
                  Exercise Form

      *10.12      HPSC, Inc. Supplemental                      Filed herewith
                  Executive Retirement Plan
                  dated as of January 1, 1997

      *10.13      HPSC, Inc. 401(k) Plan dated                 Incorporated by reference to
                  February, 1993 between HPSC,                 Exhibit 10.15 to HPSC's Annual
                  Inc. and Metropolitan Life                   Report on Form 10-K for the
                  Insurance Company                            fiscal year ended December 25,
                                                               1993

       10.14      Third Amended and Restated Credit            Filed herewith
                  Agreement dated as of March 16, 1998,
                  among HPSC, Inc., BankBoston, NA,
                  individually and as Agent and the
                  Banks named therein

       10.15      Purchase and Contribution                    Incorporated by reference to
                  Agreement dated as of                        Exhibit 10.31 to HPSC's Annual
                  January 31, 1995 between                     Report on Form 10-K for the fiscal
                  HPSC, Inc. and HPSC Bravo                    year ended December 31, 1994
                  Funding Corp.

       10.16      Credit Agreement dated as of                 Incorporated by reference to
                  January 31, 1995 among                       Exhibit 10.32 to HPSC's Annual
                  HPSC Bravo Funding Corp.,                    Report on Form 10-K for the fiscal
                  Triple-A One Funding                         year ended December 31, 1994
                  Corporation, as lender, and
                  CapMAC, as Administrative
                  Agent and as Collateral Agent


       10.17      Agreement to furnish copies of               Incorporated by reference to
                  Omitted Exhibits to Certain                  Exhibit 10.33 to HPSC's Annual
                  Agreements with HPSC Bravo                   Report on Form 10-K for the
                  Funding Corp.                                fiscal year ended December 31,
                                                               1994

       10.18      Amendment documents, effective               Incorporated by reference to
                  November 5, 1996 to Credit                   Exhibit 10.26 to HPSC's Registration
                  Agreement dated as of January 31,            Statement on Form S-1 filed
                  1995 among HPSC Bravo Funding                January 30, 1997
                  Corp., Triple-A Funding Corporation,
                  as Lender, and CapMAC, as
                  Administrative Agent and as
                  Collateral Agent

       10.19      Lease Receivables Purchase                   Incorporated by reference to Exhibit 10.1
                  Agreement dated as of June 27,               to HPSC's Quarterly Report on Form 10-Q for
                  1997 among HPSC Capital                      the quarter ended September 30, 1997.
                  Funding, Inc., as Seller, HPSC,
                  Inc. as Servicer and Custodian,
                  EagleFunding Capital
                  Corporation as Purchaser and
                  BankBoston Securities, Inc. as
                  Deal Agent.

       10.20      Appendix A to EagleFunding                   Incorporated by reference to Exhibit 10.2
                  Purchase Agreement (Definitions              to HPSC's Quarterly Report on Form 10-Q for
                  List Attached).                              the quarter ended September 30, 1997


       10.21      Purchase and Contribution                    Incorporated by reference to Exhibit 10.3
                  Agreement dated as of June 27,               to HPSC's Quarterly Report on Form 10-Q for
                  1997 Between HPSC Capital                    the quarter ended September 30, 1997
                  Funding, Inc. as the Buyer, and
                  HPSC, Inc. as the Originator and
                  the Servicer.

       10.22      Undertaking to Furnish Certain               Incorporated by reference to Exhibit 10.4
                  Copies of Omitted Exhibits to                to HPSC's Quarterly Report on Form 10-Q for
                  Exhibit 10.19 and 10.21 hereof.              the quarter ended September 30, 1997


       10.23      Indenture dated as of March 20,              Incorporated by reference to Exhibit 10.28
                  1997 between HPSC, Inc. and                  to HPSC's Annual Report on Form 10-K for the
                  State Street Bank and Trust                  fiscal year ended December 31, 1997
                  Company, as Trustee

      *10.24      Amended and Restated HPSC,                   Incorporated by reference to Exhibit 10.27
                  Inc. 1995 Stock Incentive Plan               to HPSC's Annual Report on Form 10-K for
                                                               the fiscal year ended December 31, 1995

      *10.25      Stock Option grant to Lowell P.              Incorporated by reference to Exhibit 10.28
                  Weicker effective December 7,                to HPSC's Annual Report on Form 10-K for
                  1995.                                        the fiscal year ended

                                                               December 31, 1995

      *10.26      Amended and Restated Stock                   Filed herewith
                  Loan Program

       13.1       1997 Annual Report to                        Filed herewith
                  Stockholders

       21.1       Subsidiaries of HPSC, Inc.                   Filed herewith

       23.1       Consent of Deloitte & Touche                 Filed herewith
                  LLP

       23.2       Consent of Coopers & Lybrand                 Filed herewith
                  L.L.P.

       27.1       HPSC, Inc. Financial Data                    Filed herewith
                  Schedule

Copies of Exhibits may be obtained for a nominal charge by writing to:

                               INVESTOR RELATIONS
                                   HPSC, INC.
                                 60 STATE STREET
                           BOSTON, MASSACHUSETTS 02019

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of the fiscal year covered by this report.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HPSC, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             HPSC, Inc.

                                             By: /s/  John W. Everets
                                                 -------------------------------
 Dated:  March 27, 1998                          John W. Everets
                                                 Chairman, Chief Executive
                                                 Officer and Director

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of HPSC, Inc. and in the capacities and on the dates indicated.

Name                                           Title                                 Dated
----                                           -----                                 -----

By:   /s/ John W. Everets                      Chairman, Chief Executive             March 27, 1998
   ---------------------------------           Officer and Director (Principal
      John W. Everets                          Executive Officer)

By:   /s/ Rene Lefebvre                        Vice President, Chief                 March 27, 1998
   ---------------------------------           Financial Officer and
      Rene Lefebvre                            Treasurer (Principal Financial
                                               Officer)

By:   /s/ Raymond R. Doherty                   President and Director                March 27, 1998
   ---------------------------------
      Raymond R. Doherty

By:   /s/  Dennis J. McMahon                   Vice President, Administration        March 27, 1998
   ---------------------------------           (Principal Accounting Officer)
      Dennis J. McMahon

By:   /s/  Dollie A. Cole                      Director                              March 27, 1998
   ---------------------------------
      Dollie A. Cole

By:   /s/  Thomas M. McDougal                  Director                              March 24, 1998
   ---------------------------------
      Thomas M. McDougal

By:   /s/  Samuel P. Cooley                    Director                              March 23, 1998
   ---------------------------------
      Samuel P. Cooley

By:   /s/  Joseph A. Biernat                   Director                              March 27, 1998
   ---------------------------------
      Joseph A. Biernat

By:   /s/ J. Kermit Birchfield                 Director                              March 27, 1998
   ---------------------------------
      J. Kermit Birchfield

By:   /s/ Lowell P. Weicker, Jr.               Director                              March 27, 1998
   ---------------------------------
      Lowell P. Weicker, Jr.