Form 10-Q
period 1998-03-31
HPSC INC
filed 1998-05-14
CIK 718909

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1998 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

For the transition period from _____________to______________


                         Commission file number 0-11618

                                   HPSC, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                  04-2560004
     -------------------------------           ---------------------------------
     (State or other jurisdiction of           (IRS Employer Identification No.)
     Incorporation or organization)


                  60 STATE STREET, BOSTON, MASSACHUSETTS 02109
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE              (617) 720-3600
                                                   ---------------------------


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: COMMON STOCK, PAR VALUE $.01 PER SHARE. SHARES OUTSTANDING AT MAY 6, 1998, 4,912,530

                                   HPSC, INC.

                                      INDEX



                                                                                    PAGE
                                                                                    ----

PART 1    --   FINANCIAL INFORMATION

          Condensed Consolidated Balance Sheets as of March 31, 1998 and
               December 31,1997...............................................        3

          Condensed Consolidated Statements of Income for Each of the
               Three Months Ended March 31, 1998 and March 31, 1997...........        4

          Condensed Consolidated Statements Of Cash Flows for Each of
               the Three Months Ended March 31, 1998 and March 31, 1997.......        5

          Notes to Condensed Consolidated Financial Statements................        6

          Management's Discussion and Analysis of Financial
               Condition and Results of Operations............................        7

PART II   --   OTHER INFORMATION

          Signatures..........................................................       13


                                   HPSC, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
                                   (unaudited)


                                                      MARCH 31,  DECEMBER 31,
                                                        1998         1997
                                                      ---------  -----------
                                     ASSETS
                                     ------
CASH AND CASH EQUIVALENTS                             $  3,730    $  2,137
RESTRICTED CASH                                          7,392       7,000
INVESTMENT IN LEASES AND NOTES:
     Lease contracts and notes receivable due in
       installments                                    236,464     219,147
     Notes receivable                                   30,338      33,245
     Retained interest in leases and notes sold         11,995      11,895
     Estimated residual value of equipment at
       end of lease term                                11,797      11,342
     Less unearned income                              (58,373)    (53,868)
     Less allowance for losses                          (5,617)     (5,541)
     Less security deposits                             (5,985)     (5,801)
     Deferred origination costs                          5,645       5,300
                                                     ---------    --------
Net investment in leases and notes                     226,264     215,719
                                                     ---------    --------

OTHER ASSETS:
     Other assets                                       5,567        5,502
     Refundable income taxes                            1,692        2,770
                                                     --------     --------

TOTAL ASSETS                                         $244,645     $233,128
                                                     ========     ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

REVOLVING CREDIT BORROWINGS                          $ 41,000     $ 39,000
SENIOR NOTES                                          136,592      123,952
SENIOR SUBORDINATED NOTES                              20,000       20,000
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                3,241        6,254
ACCRUED INTEREST                                          472        1,129
INCOME TAXES:
      Currently payable                                    31           66
      Deferred                                          7,852        7,553
                                                     --------     --------
TOTAL LIABILITIES                                     209,188      197,954
                                                    ---------      -------

STOCKHOLDERS' EQUITY:
     PREFERRED STOCK, $1.00 par value;
           authorized 5,000,000 shares;
           issued - None                                   --           --
     COMMON STOCK, $.01 par value; 15,000,000
           shares authorized; issued and
           outstanding 4,912,530 shares in 1998
           and 1997                                        49           49

     Additional paid-in capital                        12,306       12,304
     Retained earnings                                 26,882       26,472

Less: Treasury Stock (at cost) 274,400 shares
           in 1998 and 236,900 in 1997                 (1,413)      (1,210)
      Deferred compensation                            (2,236)      (2,286)
      Notes receivable from officers
           and employees                                 (131)        (155)
                                                     --------     --------
TOTAL STOCKHOLDERS' EQUITY                             35,457       35,174
                                                     --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $244,645     $233,128
                                                     ========     ========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                   HPSC, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997
               (in thousands, except per share and share amounts)
                                   (unaudited)

                                                THREE MONTHS ENDED
                                         ------------------------------
                                            MARCH 31,         MARCH 31,
                                             1998               1997
                                         -------------       ----------

REVENUES:
    Earned income on leases and notes      $    7,493        $    5,015
    Gain on sales of leases and notes             525               982
    Provisions for losses                        (584)             (437)
                                           ----------       ----------
Net Revenues                                    7,434             5,560
                                           ----------        ----------
EXPENSES:
    Selling, general and administrative         3,315             2,807
    Interest expense                            3,412             2,437
    Interest income                               (28)              (92)
                                           ----------       -----------
Net operating expenses                          6,699             5,152
                                           ----------        ----------
INCOME BEFORE INCOME TAXES                        735               408
                                           ----------        ----------

PROVISION FOR INCOME TAXES:
     Federal, Foreign and State:
        Current                                    26                89
        Deferred                                  299               108
                                           ----------        ----------
TOTAL INCOME TAXES                                325               197
                                           ----------        ----------
NET INCOME                                 $      410        $      211
                                           ==========        ==========
BASIC NET INCOME PER SHARE                 $     0.11        $     0.06
                                           ==========        ==========
SHARES USED TO COMPUTE BASIC
INCOME PER SHARE                            3,651,451         3,790,584

DILUTED NET INCOME PER SHARE               $     0.10        $     0.05
                                           ==========        ==========
SHARES USED TO COMPUTE DILUTED
INCOME PER SHARE                            4,098,166         4,379,012



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                   HPSC, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR EACH OF THE THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997
                                 (in thousands)
                                   (unaudited)

                                                            MARCH 31,   MARCH 31,
                                                              1998        1997
                                                            --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                              $     410   $     211
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
    Depreciation and amortization                                 897         962
    Deferred income taxes                                         299         108
    Restricted stock compensation                                  50          50
    Gain on sale of receivables                                  (525)       (982)
    Provision for losses on lease contracts and notes             584         437
      receivable
    Increase (decrease) in accrued interest                      (657)         98
    Decrease in accounts payable and accrued liabilities       (1,565)     (2,200)
    Increase (decrease) in accrued income taxes                   (35)         38
    Decrease in refundable income taxes                         1,078         500
    (Increase) decrease in other assets                           (51)        123
                                                            ---------   ---------
Cash provided by (used in) operating activities                   485        (655)
                                                            ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Origination of lease contracts and notes receivable
      due in installments                                     (35,260)    (26,700)
    Portfolio receipts, net of amounts included in income      14,029      12,393
    Proceeds from sales of lease contracts and notes
      receivable due in installments                            4,566       8,573
    Net (increase) decrease in notes receivable                 2,853      (1,923)
    Net increase in security deposits                             184         341
    Net (increase) decrease in other assets                      (117)        130
    Net (increase) decrease in loans to employees                  24          (9)
                                                            ---------   ---------
Cash (used in) investing activities                           (13,721)     (7,195)
                                                            ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of senior notes                                 (12,670)     (9,631)
    Proceeds from issuance of senior notes, net of debt
      issue costs                                              25,310      12,059
    Proceeds from issuance of senior subordinated notes,
      net of debt issuance costs                                  ---      18,824
    Net proceeds (repayments) of revolving credit               2,000     (14,508)
      borrowings
    Purchase of treasury stock                                   (203)        ---
    Increase (decrease) in restricted cash                        392       1,218
                                                            ---------   ---------
Cash provided by financing activities                          14,829       7,962
                                                            ---------   ---------

Net increase in cash and cash equivalents                       1,593         112
Cash and cash equivalents at beginning of period                2,137       2,176
                                                            ---------   ---------

Cash and cash equivalents at end of period                  $   3,730   $   2,288
                                                            =========   =========

Supplemental disclosures of cash flow information:
    Interest paid                                           $   4,089   $   2,118
    Income taxes paid                                              17          68


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   HPSC, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The information presented for the interim periods is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of HPSC, Inc. (the "Company"), are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results to be expected for the full fiscal year. Certain 1997 account balances have been reclassified to conform with 1998 presentation. Such financial statements have been prepared in accordance with the instructions of Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. As a result, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's latest annual report on Form 10-K.

2. Statement of Financial Accounting Standards No. 128, "Earnings per Share", effective for the Company for the year ended December 31, 1997, provided new standards for computing and presenting earnings per share (EPS). The Company's basic net income per share calculation is based on the weighted average number of common shares outstanding, which does not include unallocated shares under the Company's Employee Stock Ownership Plan, Supplemental Employee Stock Ownership Plan, shares issued under the Restrictive Stock Plan, treasury stock, or any shares issuable upon the exercise of outstanding stock options. Diluted net income per share includes the weighted average number of stock options and contingently issued common shares under the Restricted Stock Plan outstanding as calculated under the treasury stock method, but not unallocated shares under the Company's ESOP and SESOP.

3. In connection with the HPSC Bravo Funding Corp. ("Bravo") revolving credit facility, the Company had $50,996,000 of its Senior Notes subject to interest rate swap agreements. Under this facility, Bravo incurs interest at various rates in the commercial paper market and enters into interest rate swap agreements to assure fixed rate funding. At March 31, 1998, Bravo had sixteen separate swap contracts with BankBoston with a total notional value of $56,771,000. These interest rate swaps are matched swaps, and as such, are accounted for using settlement accounting. Monthly cash settlements on the swap agreements are recognized in income as they accrue. In the case where the notional value of the interest rate swap agreements significantly exceeds the outstanding underlying debt, the excess swap agreements would be marked-to-market through income until new borrowings are incurred which would be subject to such swap agreements. All interest rate swap agreements entered into by the Company are for other than trading purposes.

4. In March 1997, the Company completed the issuance of $20,000,000 of unsecured senior subordinated notes (the "Notes") due in 2007, which bear interest at a fixed rate of 11%. The Notes pay interest semi-annually on April 1 and October 1, with such payments beginning on October 1, 1997. The Notes are redeemable at the option of the Company, in whole or in part, other than through the operation of a sinking fund, after April 1, 2002 at established redemption prices, plus accrued but unpaid interest to the date of repurchase. Beginning July 1, 2002, the Company is required to redeem through sinking fund payments, on January 1, April 1, July 1, and October 1 of each year, a portion of the aggregate principal amount of the Notes at a redemption price equal to 100% of such principal amount redeemed plus accrued but unpaid interest to redemption date.

5. In June 1997, the Company entered into a three-year $100,000,000 Lease Receivable Purchase Agreement with EagleFunding Capital Corporation ("Eagle") under which the Company may transfer assets from time to time to HPSC Capital Funding, Inc. ("Capital"), a wholly-owned, bankruptcy remote, special purpose corporation. Capital may then pledge or sell assets to Eagle. Under this Agreement the Company had Senior Notes outstanding of $81,140,000 at March 31, 1998, and in connection with this facility had 9 separate interest rate swap agreements with BankBoston with a total notional value of $83,167,000.

6. On March 31, 1998, the Company had restricted cash of $4,909,000 under the Bravo facility and $2,483,000 under the Capital facility. All such restricted cash is reserved for debt service.

7. The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement, adopted January 1, 1998, establishes standards for reporting and presenting comprehensive income and its components. There was no difference between comprehensive income and net income as a result of the adoption of SFAS No. 130.

8. Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for public enterprises in reporting information about its operating segments, products and services, geographic concentrations, and major customers. Statement of Financial Accounting Standards No. 132, "Employer's Disclosures about Pensions and Other Post-Retirement Benefits" provides new standards for disclosures related to pension plans and other post retirement benefits. SFAS Nos. 131 and 132 will be effective for the Company for the year ending December 31, 1998. It is not expected that the adoption of these standards will have a material impact on the Company's consolidated operating results or financial condition.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Earned income from leases and notes for the three months ended March 31, 1998 was $7,493,000 (including approximately $1,257,000 from the Company's commercial lending subsidiary American Commercial Finance Corporation ("ACFC")) as compared to $5,015,000 (including approximately $860,000 from ACFC) for the three months ended March 31, 1997. The increase of 49% was due principally to increases in net investment in leases and notes in 1998 as compared to 1997. The increases in net investment resulted in part from a higher level of originations in the first quarter of 1998 of $39,000,000 compared to $27,000,000 for the same period of 1997. Gains on sales of leases and notes were $525,000 in the three months ended March 31, 1998 compared to $982,000 for the comparable 1997 quarter. The decrease was primarily caused by a lower level of asset sale activity in the current period.

    Interest expense (net of interest income) for the first quarter of 1998 was $3,384,000 (45% of earned income) compared to $2,345,000 (47% of earned income) in the comparable 1997 period, an increase of 44%. The increase in net interest expense was due primarily to an increase in debt levels of 58% from March 31, 1997 to March 31 1998. These higher debt levels resulted primarily from borrowings to finance a higher level of contract originations.

    Net financing margin (earned income less net interest expense) for the first quarter of 1998 was $4,109,000 (55% of earned income) as compared to $2,670,000 (53% of earned income) for the first quarter of 1997. The increase in amount was due to higher earnings on a higher balance of earning assets.

    The provision for losses for the first quarter of 1998 was $584,000 (8% of earned income) compared to $437,000 (9% of earned income) in the comparable quarter of 1997. The increase is primarily due to increases in new financing activity in the current period.

    The allowance for losses at March 31, 1998 was $5,617,000 (2.5% of net investment) compared to $4,047,000 (2.6% of net investment) at March 31, 1997. The increase was due to a larger portfolio. Net charge offs for the three months ended March 31, 1998 were $459,000 compared to $250,000 for the same period ended March 31, 1997.

    Selling, general and administrative expenses for the three months ended March 31, 1998 were $3,315,000 (44% of earned income) compared to $2,807,000 (56% of earned income) in the comparable 1997 period. The change was caused by an acceleration in the first quarter of 1997 of the recognition of unamortized deferred costs associated with the termination of HPSC Funding Corp I and, in 1998, increased staffing and support costs required by higher levels of owned and managed assets, offset by a higher level of earned income.

    The Company's income before income taxes for the quarter ended March 31, 1998 was $735,000 compared to $408,000 in the corresponding 1997 period. The provision for income taxes was $325,000 (44% of income before income taxes) for the three months ended March 31, 1998, compared to $197,000 (48% of income before income taxes) in the first quarter of 1997. The 1998 provision was affected by approximately $50,000 in expenses ($70,000 in 1997) related to the continuing wind-down of the Company's Canadian operation which are not deductible in computing the income tax provision.

    The Company's net income for the three months ended March 31, 1998 was $410,000 ($.10 per diluted share) compared to $211,000 ($.05 per diluted share) for the three months ended March 31, 1997. Basic net income per share was $.11 per share for the quarter ended March 31, 1998 and $.06 per share for the comparable period ended March 31, 1997. The increase resulted from higher earned income on leases and notes, offset by higher operating and interest costs and a higher provision for losses.

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 1998, the Company had $11,122,000 in cash, cash equivalents and restricted cash as compared to $9,137,000 at December 31, 1997. As described in
Note 6 to the Company's condensed consolidated financial statements included in this report on Form 10-Q, $7,392,000 was restricted pursuant to financing agreements as of March 31, 1998, compared to $7,000,000 at December 31, 1997.

    Cash provided by operating activities was $485,000 for the three months ended March 31, 1998 compared to cash used in operating activities of $655,000 for the three months ended March 31, 1997. The significant components of cash provided by operating activities for the three months ended March 31, 1998, as compared to the same period in 1997, were the decrease in accounts payable and accrued liabilities of $1,565,000 as compared to $2,200,000 for the same period of 1997, a decrease in refundable income taxes of $1,078,000 as compared to $500,000 from the prior period, offset by a decrease in accrued income taxes.

    Cash used in investing activities was $13,721,000 for the three months ended March 31, 1998 compared to $7,195,000 for the three months ended March 31, 1997. The significant components of cash used in investing activities for the first three months of 1998 compared to the same period in 1997 were an increase in originations of lease contracts and notes receivable to $35,260,000 from $26,700,000 along with a decrease in proceeds from sales of lease contracts and notes receivable to $4,566,000 in the 1998 period from $8,573,000 in the 1997 period, offset by an increase in portfolio receipts to $14,029,000 from $12,393,000 and a decrease in notes receivable of $2,853,000 for the quarter ended March 31, 1998 as compared to an increase of $1,923,000 in the comparable period ended March 31, 1997.

    Cash provided by financing activities for the three months ended March 31, 1998 was $14,829,000 compared to $7,962,000 for the three months ended March 31, 1997. The significant components of cash provided by financing activities for the first three months of 1998 as compared to 1997 were an increase in proceeds from issuance of senior notes, net of debt issue costs, to $25,310,000 from $12,059,000, an increase in proceeds from revolving credit borrowings of $2,000,000 as compared to repayments of $14,508,000 in the prior period, offset by higher repayments of senior notes of $12,670,000 for the three months ended March 31, 1998 as compared to $9,631,000 for the three months ended March 31, 1997 as well as a lower level of senior subordinated note borrowings in 1998.

    On December 27, 1993, the Company raised $70,000,000 through an asset securitization transaction in which its wholly-owned subsidiary, HPSC Funding Corp I ("Funding I"), issued senior secured notes (the "Funding I Notes") at a rate of 5.01%. The Funding I Notes are secured by a portion of the Company's portfolio which it sold in part and contributed in part to Funding I. Proceeds of this financing were used to retire $50,000,000 of 10.125% senior notes due December 28, 1993, and $20,000,000 of 10% subordinated notes due January 15, 1994. Under the terms of the Funding I securitization, when the principal balance of the Funding I Notes equals the balance of the restricted cash in the facility, the Funding I Notes are paid off from the restricted cash and Funding I terminates. This occurred during the second quarter of 1997, prior to the scheduled termination of Funding I. Due to this early termination, the Company incurred a $175,000 non-cash, non-operating charge against earnings in the first quarter of 1997 representing the partial early recognition of certain unamortized deferred transaction origination costs.

    The Company's Second Amended and Restated Revolving Credit Agreement with BankBoston as Agent Bank, dated December 12, 1996 ("the Revolver Agreement") increased the Company's availability under the Revolver Agreement to $95,000,000. On December 10, 1997, this agreement was extended on the same terms and conditions providing availability to $60,000,000. The Third Amended and Restated Revolving Credit Agreement was signed March 16, 1998 providing the Company with availability up to $100,000,000 through March 31, 1999. Under the Revolver Agreement, the Company may borrow at variable rates of prime and at LIBOR plus 1.35% to 1.50%, dependent on certain performance covenants. At March 31, 1998, the Company had $41,000,000 outstanding under this facility and $59,000,000 available for borrowing, subject to borrowing base limitations. The Revolver Agreement currently is not hedged and is, therefore, exposed to upward movements in interest rates.

    As of January 31, 1995, the Company, along with its wholly-owned, special-purpose subsidiary HPSC Bravo Corp ("Bravo"), established a $50,000,000 revolving credit facility structured and guaranteed by Capital Markets Assurance Corporation ("CapMAC", subsequently acquired by MBIA in February, 1998). Under the terms of the facility, Bravo, to which the Company sells and may continue to sell or contribute certain of its portfolio assets subject to certain covenants regarding Bravo's portfolio performance and borrowing base calculations, pledges its interests in these assets to a commercial paper conduit entity. Bravo incurs interest at variable rates in the commercial paper market and enters into interest rate swap agreements to assure fixed rate funding. Monthly settlements of principal and interest payments are made from the collection of payments on Bravo's portfolio. The Company is the servicer of the Bravo portfolio, subject to meeting certain covenants. The required monthly payments of principal and interest to purchasers of the commercial paper are guaranteed by CapMAC pursuant to the terms of the agreement. In November 1996, the Bravo facility was increased to $100,000,000 and amended to allow up to $30,000,000 of such facility to be used for sale accounting treatment. The Company had $26,942,000 outstanding at March 31, 1998 from sales of receivables under this portion of the Bravo facility. The Company had $50,996,000 of indebtedness outstanding under the Bravo loan facility at March 31, 1998, and in connection with this facility, had 16 separate interest rate swap agreements with BankBoston with a total notional value of $56,771,000.

    In April, 1995, the Company entered into a fixed rate, fixed term loan agreement with Springfield Institution for Savings ("SIS") under which the Company borrowed approximately $3,500,000 at 9.5% subject to certain recourse and performance covenants. In July 1997, the Company entered into another fixed rate, fixed term loan agreement with SIS under which the Company borrowed an additional $3,984,000 at 8% subject to the same conditions as the first loan. The Company had $4,456,000 outstanding under these agreements at March 31, 1998.

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

    In September 1997, the Company, along with its wholly-owned, special purpose subsidiary, HPSC Capital Funding, Inc. ("Capital"), established a $100,000,000 Lease Receivable Purchase Agreement with EagleFunding Capital Corporation ("Eagle"). Under the terms of the facility, Capital, to which the Company may sell certain of its portfolio assets from time to time, pledges or sells its interests in these assets to Eagle, a commercial paper conduit entity. Capital may borrow at variable rates in the commercial paper market and may enter into interest rate swap agreements to assure fixed rate funding. Monthly settlements of the borrowing base and any applicable principal and interest payments are made from collections of Capital's portfolio. The Company is the servicer of the Capital portfolio subject to certain covenants. The Company had $8,716,000 outstanding at March 31, 1998 from sales of receivables under the Capital facility. The Company had $81,140,000 of indebtedness outstanding under the loan facility at March 31, 1998, and in connection with this facility had 9 separate interest rate swap agreements with BankBoston with a total notional value of $83,167,000.

    Management believes that the Company's liquidity, resulting from the availability of credit under the Revolver, the Bravo facility, the Capital facility and the loans from SIS, along with cash obtained from the sales of its financing contracts and from internally generated revenues is adequate to meet current obligations and future projected levels of financings and to carry on normal operations. In order to finance adequately its anticipated growth, the Company will continue to seek to raise additional capital from bank and non-bank sources, make selective use of asset sale transactions and use its current credit facilities. The Company expects that it will be able to obtain additional capital at competitive rates, but there can be no assurance it will be able to do so.

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

FORWARD-LOOKING STATEMENTS

    This Form 10-Q contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. If used in this Form 10-Q, the words "believes," "anticipates," "expects," "plans," "intends," "estimates," "continue," "may," or "will" (or the negative of such words) and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties, including but not limited to the following:

a) Dependence on Funding Sources; Restrictive Covenants. The Company's financing activities are capital intensive. The Company's revenues and profitability are related directly to the volume of financing contracts it originates. To generate new financing contracts, the Company requires access to substantial short- and long-term credit. To date, the Company's principal sources of funding for its financing transactions have been (i) a revolving credit facility with The First National Bank of Boston (now BankBoston), as Agent, for borrowing up to $100 million (the "Revolver"),
      (ii) a $100 million limited recourse revolving credit facility with Capital, (iii) a $100 million limited recourse revolving credit facility with Bravo, (iv) a fixed-rate, full recourse term loan from a savings bank, (v) specific recourse sales of financing contracts to savings banks and other purchasers, (vi) $20 million in unsecured senior subordinated notes due in 2007, and (vii) the Company's internally generated revenues. There can be no assurance that the Company will be able to complete additional asset securitizations or obtain other additional financing, when needed and on acceptable terms. The Company would be adversely affected if it were unable to continue to secure sufficient and timely funding on acceptable terms. The agreement governing the Revolver (the "Revolver Agreement") contains numerous financial and operating covenants. There can be no assurance that the Company will be able to maintain compliance with these covenants, and failure to meet such covenants would result in a default under the Revolver Agreement. Moreover, the Company's financing arrangements with Bravo, Capital and the savings banks described above incorporate the covenants and default provisions of the Revolver Agreement. Thus, any default under the Revolver Agreement will also trigger defaults under these other financing arrangements.

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

g) Interest Rate Risk. Except for approximately $30 million of the Company's notes receivable contracts at March 31, 1998, which are at variable interest rates with no scheduled payments, the Company's financing contracts require the Company's customers to make payments at fixed interest rates for specified terms. However, approximately $41 million of the Company's borrowings currently are subject to a variable interest rate. Consequently, an increase in interest rates, before the Company is able to secure fixed-rate, long-term financing for such contracts or to generate higher-rate financing contracts to compensate for the increased borrowing cost, could adversely affect the Company's business, operating results and financial condition. The Company's ability to secure additional long-term financing and to generate higher-rate financing contracts is limited by many factors, including competition, market and general economic conditions and the Company's financial conditions.

h) Residual Value Risk. At the inception of its equipment leasing transactions, the Company estimates what it believes will be the fair market value of the financed equipment at the end of the initial lease term and records that value (typically 10% of the initial purchase price) on its balance sheet. The Company's results of operations depend, to some degree, upon its ability to realize these residual values (as of March 31, 1998, the estimated residual value of equipment at the end of the lease term was approximately $11.8 million, representing approximately 4.8% of the Company's total assets). Realization of residual values depends on many factors, several of which are not within the Company's control, including, but not limited to, general market conditions at the time of the lease expiration; any unusual wear and tear on the equipment; the cost of comparable new equipment; the extent, if any, to which the equipment has become technologically or economically obsolete during the contract term; and the effects of any new government regulations.

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

i) Sales of Receivables. As part of the Company's portfolio management strategy and as a source of funding of its operations, the Company has sold selected pools of its lease contracts and notes receivable due in installments to a variety of savings banks, as well as the Bravo and Capital facilities. These transactions are subject to certain covenants that require the Company to (i) in the savings bank sales, repurchase financing contracts from the bank and/or make payments under certain circumstances, including the delinquency of the underlying debtor, (ii) under the Bravo and Capital facilities, a limited recourse reserve is established and (iii) service the underlying financing contracts. The Company carries a recourse reserve for each transaction and recognizes a gain that is included for accounting purposes in revenues for the year in which the transaction is completed. Each of these transactions incorporates the covenants under the Revolver as such covenants were in effect at the time the asset sale or loan agreement was entered into. Any default under the Revolver may trigger a default under the loan or asset sale agreements. The Company may enter into additional asset sale agreements in the future in order to manage its liquidity. The level of recourse reserves established by the Company in relation to these sales may not prove to be adequate. Failure of the Company to honor its repurchase and/or payment commitments under these agreements could create an event of default under the loan or asset sale agreements and under the Revolver. There can be no assurance that a continuing market can be found to sell these types of assets or that the purchase prices in the future would generate comparable gain recognition.

j) Dependence on Sales Representatives. The Company is, and its growth and future revenues are, dependent in large part upon (i) the ability of the Company's sales representatives to establish new relationships, and maintain existing relationships, with equipment vendors, distributors and manufacturers and with healthcare providers and other customers and (ii) the extent to which such relationships lead equipment vendors, distributors and manufacturers to promote the Company's financing services to potential purchasers of their equipment. As of March 31, 1998, the Company had 18 field sales representatives and 12 in-house sales personnel. Although the Company is not materially dependent upon any one sales representative, the loss of a group of sales representatives could, until appropriate replacements were obtained, have a material adverse effect on the Company's business, operating results and financial condition.

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

    HPSC cautions the reader that the above list of risk factors may not be exhaustive. HPSC undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect any future events or circumstances.

                                   HPSC, INC.

                           PART II. OTHER INFORMATION

    ITEMS 1 THROUGH 5 ARE OMITTED BECAUSE THEY ARE INAPPLICABLE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a)   Exhibits

         10.1  1998 Stock Incentive Plan

         27    Financial Data Schedule

    b)   Reports on Form 8-K:

               There were no reports on Form 8-K filed during the three months ended March 31, 1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HPSC, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 13, 1998


                                                        HPSC, INC.
                                            ------------------------------------
                                                       (Registrant)

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