Form 10-Q
period 1998-06-30
HPSC INC
filed 1998-08-14
CIK 718909

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998 OR

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

                  60 STATE STREET, BOSTON, MASSACHUSETTS 02109
               (Address of principal executive offices)(Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (617) 720-3600

                                      NONE
            (Former name, former address, and former fiscal year if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.     YES  [X]     NO  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: COMMON STOCK, PAR VALUE $.01 PER SHARE. SHARES OUTSTANDING AT August 5, 1998, 4,556,030.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   HPSC, INC.

                                     INDEX

                                                                           PAGE
                                                                           ----

PART I -- FINANCIAL INFORMATION

     Condensed Consolidated Balance Sheets as of June 30,
       1998 and December 31, 1997.........................................    3

     Condensed Consolidated Statements of Income for Each of
       the Three and Six Months Ended June 30, 1998 and June 30, 1997.....    4

     Condensed Consolidated Statements of Cash Flows for
       Each of the Six Months Ended June 30, 1998 and June 30, 1997.......    5

     Notes to Condensed Consolidated Financial Statements.................    6

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations................................    8

PART II -- OTHER INFORMATION

     Other Information....................................................   12

     Signatures...........................................................   13

                                   HPSC, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 1998           1997
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
CASH AND CASH EQUIVALENTS...................................   $  2,206       $  2,137
RESTRICTED CASH.............................................      8,303          7,000
INVESTMENT IN LEASES AND NOTES:
     Lease contracts and notes receivable due in
      installments..........................................    254,274        219,147
     Notes receivable.......................................     31,436         33,245
     Retained interest in leases and notes sold.............     14,923         11,895
     Estimated residual value of equipment at end of lease
      term..................................................     12,680         11,342
     Less unearned income...................................    (63,027)       (53,868)
     Less allowance for losses..............................     (5,858)        (5,541)
     Less security deposits.................................     (6,246)        (5,801)
     Deferred origination costs.............................      6,103          5,300
                                                               --------       --------
Net investment in leases and notes..........................    244,285        215,719
                                                               --------       --------
OTHER ASSETS:
     Other assets...........................................      5,391          5,502
     Refundable income taxes................................        384          2,770
                                                               --------       --------
TOTAL ASSETS................................................   $260,569       $233,128
                                                               ========       ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
REVOLVING CREDIT BORROWINGS.................................   $ 47,000       $ 39,000
SENIOR NOTES................................................    143,890        123,952
SENIOR SUBORDINATED NOTES...................................     20,000         20,000
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES....................      3,422          6,254
ACCRUED INTEREST............................................      1,237          1,129
INCOME TAXES:
     Currently payable......................................         --             66
     Deferred...............................................      8,189          7,553
                                                               --------       --------
TOTAL LIABILITIES...........................................    223,738        197,954
                                                               --------       --------
STOCKHOLDERS' EQUITY:
     PREFERRED STOCK, $1.00 par value; authorized 5,000,000
      shares; issued - None.................................         --             --
     COMMON STOCK, $.01 par value; 15,000,000 shares
     authorized; issued and outstanding 4,556,030 shares in
     1998 and 4,912,530 in 1997.............................         46             49
     Additional paid-in capital.............................     12,502         12,304
     Retained earnings......................................     27,345         26,472
Less: Treasury Stock (at cost) 274,400 shares in 1998 and
  236,900 in 1997...........................................     (1,413)        (1,210)
     Deferred compensation..................................     (1,355)        (2,286)
     Notes receivable from officers and employees...........       (294)          (155)
                                                               --------       --------
TOTAL STOCKHOLDERS' EQUITY..................................     36,831         35,174
                                                               --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................   $260,569       $233,128
                                                               ========       ========

   The Accompanying Notes are an Integral Part of the Condensed Consolidated
                             Financial Statements.

                                   HPSC, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
   FOR EACH OF THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997
               (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED          SIX MONTHS ENDED
                                               ------------------------    -----------------------
                                                JUNE 30,      JUNE 30,      JUNE 30,     JUNE 30,
                                                  1998          1997          1998         1997
                                               ----------    ----------    ----------   ----------
REVENUES:
     Earned income on leases and notes.......  $    8,033    $    5,401    $   15,527   $   10,416
     Gain on sales of leases and notes.......       1,225           486         1,750        1,468
     Provisions for losses...................        (681)         (303)       (1,265)        (740)
                                               ----------    ----------    ----------   ----------
Net Revenues.................................       8,577         5,584        16,012       11,144
                                               ----------    ----------    ----------   ----------
EXPENSES:
     Selling, general and administrative.....       3,991         2,437         7,202        5,244
     Interest expense........................       3,796         2,800         7,312        5,237
     Interest income.........................         (40)          (93)          (68)        (185)
                                               ----------    ----------    ----------   ----------
Net operating expenses.......................       7,747         5,144        14,446       10,296
                                               ----------    ----------    ----------   ----------
INCOME BEFORE INCOME TAXES...................         830           440         1,566          848
                                               ----------    ----------    ----------   ----------
PROVISION FOR INCOME TAXES:
     Federal, Foreign and State:
          Current............................          30            82            56          171
          Deferred...........................         338            99           637          207
                                               ----------    ----------    ----------   ----------
TOTAL INCOME TAXES...........................         368           181           693          378
                                               ----------    ----------    ----------   ----------
NET INCOME...................................  $      462    $      259    $      873   $      470
                                               ==========    ==========    ==========   ==========
BASIC NET INCOME PER SHARE...................  $     0.12    $     0.07    $     0.24   $     0.12
                                               ==========    ==========    ==========   ==========
SHARES USED TO COMPUTE BASIC NET
INCOME PER SHARE.............................   3,714,784     3,758,317     3,683,117    3,774,451

DILUTED NET INCOME PER SHARE.................  $     0.11    $     0.06    $     0.21   $     0.11
                                               ==========    ==========    ==========   ==========
SHARES USED TO COMPUTE DILUTED NET
INCOME PER SHARE.............................   4,245,374     4,080,515     4,125,698    4,108,419


   The Accompanying Notes are an Integral Part of the Condensed Consolidated
                             Financial Statements.

                                   HPSC, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR EACH OF THE SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              JUNE 30,   JUNE 30,
                                                                1998       1997
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income.............................................  $    873   $    470
     Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
     Depreciation and amortization..........................     1,974      1,995
     Deferred income taxes..................................       636        208
     Restricted stock compensation..........................       673         99
     Gain on sale of receivables............................    (1,750)    (1,468)
     Provision for losses on lease contracts and notes
      receivable............................................     1,265        740
     Increase in accrued interest...........................       108        751
     Decrease in accounts payable and accrued liabilities...    (1,909)    (3,945)
     Increase (decrease) in accrued income taxes............       (66)        16
     Decrease in refundable income taxes....................     2,386        500
     Decrease in other assets...............................        80        154
                                                              --------   --------
Cash provided by (used in) operating activities.............     4,270       (480)
                                                              --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Origination of lease contracts and notes receivable due
      in installments.......................................   (77,500)   (60,682)
     Portfolio receipts, net of amounts included in
      income................................................    27,835     34,257
     Proceeds from sales of lease contracts and notes
      receivable due in installments........................    14,317     14,021
     Net (increase) decrease in notes receivable............     1,750     (6,228)
     Net increase in security deposits......................       445        577
     Net (increase) decrease in other assets................      (223)         9
     Net (increase) decrease in loans to employees..........      (139)        26
                                                              --------   --------
Cash (used in) investing activities.........................   (33,515)   (18,020)
                                                              --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of senior notes..............................   (24,543)   (19,212)
     Proceeds from issuance of senior notes, net of debt
      issue costs...........................................    44,337     21,621
     Proceeds from issuance of senior subordinated notes,
      net of debt issuance costs............................        --     18,255
     Net proceeds of revolving credit borrowings............     8,000        492
     Purchase of treasury stock.............................      (203)      (442)
     Increase (decrease) in restricted cash.................     1,303     (3,124)
     Repayment of employee stock ownership plan promissory
      note..................................................       105        105
     Exercise of employee stock options.....................       315         --
                                                              --------   --------
Cash provided by financing activities.......................    29,314     17,695
                                                              --------   --------
Net increase (decrease) in cash and cash equivalents........        69       (805)
Cash and cash equivalents at beginning of period............     2,137      2,176
                                                              --------   --------
Cash and cash equivalents at end of period..................  $  2,206   $  1,371
                                                              ========   ========
Supplemental disclosures of cash flow information:
     Interest paid..........................................  $  6,964   $  3,910
     Income taxes paid......................................        35         99

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

     2. Statement of Financial Accounting Standards No. 128, "Earnings per Share", effective for the Company for the year ended December 31, 1997, provided new standards for computing and presenting earnings per share (EPS). The Company's basic net income per share calculation is based on the weighted average number of common shares outstanding, which does not include unallocated shares under the Company's Employee Stock Ownership Plan, Supplemental Employee Stock Ownership Plan (for 1997 only-see Note 3), restricted shares issued under the Company's Incentive Stock Plans, treasury stock, or any shares issuable upon the exercise of outstanding stock options. Diluted net income per share includes the weighted average number of stock options and contingently issuable restricted shares under the Company's Incentive Stock Plans outstanding as calculated under the treasury stock method, but not unallocated shares under the Company's ESOP and SESOP.

     3. In April 1998, the Company canceled its Supplemental Employee Stock Ownership Plan ("SESOP"). The Company had originally issued 350,000 shares of common stock to this plan in July 1994 in consideration of a promissory note in the principal amount of $1,225,000. No contributions or allocations had been made to any participant accounts. The shares issued to the SESOP have been retired and the promissory note canceled. In addition, 550,000 shares of the Company's common stock were reserved for issuance pursuant to the Company's 1998 Stock Incentive Plan as approved by the stockholders. The Board of Directors also approved the 1998 Outside Directors Stock Bonus Plan, pursuant to which 25,000 shares of the Company's common stock were reserved for issuance. During the quarter ended June 30, 1998, the Company also extended certain 5-year options which were scheduled to expire and certain of such options were exercised. Additionally, as a result of increases in the Company's stock price in May and June 1998, vesting events occurred with respect to restricted shares issued under the 1995 Incentive Stock Plan. As a result of this activity, the Company recognized additional compensation expense of $660,000 in the quarter ended June 30, 1998. Furthermore, certain restricted shares issued under the 1995 Incentive Stock Plan were converted to stock options under such plan.

     4. The terms of the HPSC Bravo Funding Corp. ("Bravo") revolving credit facility were amended in June 1998 to increase available borrowings to $225,000,000 and to allow up to $67,500,000 of the facility to be used to finance sales of financing contracts. Under this facility, Bravo had Senior Notes of $52,885,000 outstanding at June 30, 1998. Bravo incurs interest at various rates in the commercial paper market and enters into interest rate swap agreements to assure fixed rate funding. At June 30, 1998, Bravo had seventeen separate swap contracts with BankBoston with a total notional value of $58,867,000. These interest rate swaps are matched swaps, and as such, are accounted for using settlement accounting. Monthly cash settlements on the swap agreements are recognized in income as they accrue. In the case where the notional value of the interest rate swap agreements significantly exceeds the outstanding underlying debt, the excess swap agreements would be marked-to-market through income until new borrowings are incurred which would be subject to such swap agreements. All interest rate swap agreements entered into by the Company are for other than trading purposes.

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

     6. In April 1998, the HPSC Capital Funding Inc. ("Capital") Lease Receivable Purchase Agreement was amended to increase availability to $150,000,000. All other terms of the Agreement remain substantially the same. Under this Agreement, Capital had Senior Notes outstanding of $87,435,000 at June 30, 1998, and in connection with this facility had 10 separate interest rate swap agreements with BankBoston with a total notional value of $77,654,000.

     7. On June 30, 1998, the Company had restricted cash of $4,732,000 under the Bravo facility and $3,571,000 under the Capital facility. All such restricted cash is reserved for debt service.

     8. The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement, adopted January 1, 1998, establishes standards for reporting and presenting comprehensive income and its components. There was no difference between comprehensive income and net income as a result of the adoption of SFAS No. 130.

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

     10. In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement will be effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company is still evaluating the impact of this Statement on its consolidated results of operations.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Earned income from leases and notes for the three months ended June 30, 1998 was $8,033,000 (including approximately $1,234,000 from the Company's commercial lending subsidiary, American Commercial Finance Corporation ("ACFC")) as compared to $5,401,000 (including approximately $983,000 from ACFC) for the three months ended June 30, 1997. Earned income for the six months ended June 30, 1998 was $15,527,000 (including approximately $2,491,000 from ACFC) compared to $10,416,000 (including approximately $1,843,000 from ACFC) for the comparable period of 1997. The increases of 49% for the three and six month periods were due principally to increases in net investment in leases and notes for both periods in 1998 over 1997. The increases in net investment for both periods resulted in part from a higher level of originations in the 1998 second quarter of $41,818,000 compared to $39,563,000 for the second quarter of 1997 and $81,003,000 for the six months ended June 30, 1998 compared to $66,671,000 in the comparable 1997 period. Gains on sales of leases and notes were $1,225,000 in the three months ended June 30, 1998 compared to $486,000 for the 1997 quarter. Gains on sales of leases and notes for the six months ended June 30, 1998 were $1,750,000 compared to $1,468,000 in the comparable 1997 period. The increase for the six month period was caused by improved margins associated with current year asset sales offset by a lower level of asset sales activity.

     Interest expense (net of interest income) for the second quarter of 1998 was $3,756,000 (47% of earned income) compared to $2,707,000 (50% of earned income) in the comparable 1997 period. For the six months ended June 30, 1998, net interest expense was $7,244,000 (47% of earned income) compared to $5,052,000 (49% of earned income) in the six months ended June 30, 1997. The increase in net interest expense was due primarily to a 51% increase in debt levels from June 30, 1997 to June 30 1998. These higher debt levels resulted primarily from borrowings to finance a higher level of contract originations.

     Net financing margin (earned income less net interest expense) for the second quarter of 1998 was $4,277,000 (53% of earned income) compared to $2,694,000 (50% of earned income) for the second quarter of 1997. For the six months, net financing margin in 1998 was $8,283,000 (53% of earned income) compared to $5,364,000 (51% of earned income). The increases in amounts in the three and six month periods were due to higher earnings on higher balances of earning assets.

     The provision for losses for the second quarter of 1998 was $681,000 (8% of earned income) compared to $303,000 (6% of earned income) in the second quarter of 1997. For the six months ended June 30, 1998, the provision for losses was $1,265,000 (8% of earned income) compared to $740,000 (7% of earned income) for the comparable 1997 period. The increase in the six month period is due to the Company's continuing evaluation of its portfolio quality, loss history and allowance for losses.

     The allowance for losses at June 30, 1998 was $5,858,000 (2.4% of net investment) compared to $4,832,000 (2.8% of net investment) at June 30, 1997. Net charge offs for the six months ended June 30, 1998 were $941,000 compared to $472,000 in 1997.

     Selling, general and administrative expenses for the three months ended June 30, 1998 were $3,991,000 (50% of earned income) compared to $2,437,000 (45%
of earned income) in the comparable 1997 period. For the six months ended June 30, 1998, selling, general and administrative expenses were $7,202,000 (46% of earned income) compared to $5,244,000 (50% of earned income) in the same 1997 period. The increase in the three month period was caused by increased compensation and related costs associated with the Company's 1995 Stock Incentive Plan as higher HPSC stock prices caused certain performance benchmarks in such plan to be met and certain five-year options scheduled to expire were extended. In addition, increased staffing and related costs were required to support higher levels of owned and managed assets.

     The Company's income before income taxes for the quarter ended June 30, 1998 was $830,000 compared to $440,000 in the 1997 period. For the six months ended June 30, 1998, income before income taxes was $1,566,000 compared to $848,000 in the 1997 period. For the quarter ended June 30, 1998 the provision for income taxes was $368,000 (44% of income before income taxes) compared to $181,000 (41% of income before income taxes) in the second quarter of 1997. For the six months ended June 30, 1998, the provision for income taxes was $693,000 (44% of income before income taxes) compared to $378,000 ( 45% of income before income taxes) in the 1997 period. The increase in the three month provision in 1998 was caused by expenses related to the continuing wind-down of the Company's Canadian operation in the second quarter that are not deductible in computing the tax provision.

     The Company's net income for the three months ended June 30, 1998 was $462,000 ($.12 basic net income per share) compared to $259,000 ($.07 basic net income per share) for the three months ended June 30, 1997. For the six months ended June 30, 1998, the Company's net income was $873,000 ($.24 basic net income per share) compared to $470,000 ($.12 basic net income per share) for the six months ended June 30, 1997. The increases in both periods in 1998 as compared to 1997 were due to higher earned income on leases and notes and higher gains on sales offset by higher selling, general and administrative costs, higher net interest costs and a higher effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1998, the Company had $10,509,000 in cash, cash equivalents and restricted cash as compared to $9,137,000 at December 31, 1997. As described in
Note 7 to the Company's condensed consolidated financial statements included in this report on Form 10-Q, $8,303,000 was restricted pursuant to financing agreements as of June 30, 1998, compared to $7,000,000 at December 31, 1997.

     Cash provided by operating activities was $4,270,000 for the six months ended June 30, 1998 compared to cash used in operating activities of $480,000 for the six months ended June 30, 1997. The significant components of cash provided by operating activities for the six months ended June 30, 1998, as compared to the same period in 1997, were the decrease in accounts payable and accrued liabilities of $1,909,000 as compared to $3,945,000 for the same period of 1997, a decrease in refundable income taxes of $2,386,000 as compared to $500,000 from the prior period, offset by a decrease in accrued income taxes.

     Cash used in investing activities was $33,515,000 for the six months ended June 30, 1998 compared to $18,020,000 for the six months ended June 30, 1997. The significant components of cash used in investing activities for the first six months of 1998 compared to the same period in 1997 were an increase in originations of lease contracts and notes receivable to $77,500,000 from $60,682,000 along with a decrease in portfolio receipts to $27,835,000 from $34,257,000, offset by a decrease in notes receivable of $1,750,000 in 1998 compared to an increase of $6,228,000 in the comparable period ended June 30, 1997.

     Cash provided by financing activities for the six months ended June 30, 1998 was $29,314,000 compared to $17,695,000 for the six months ended June 30, 1997. The significant components of cash provided by financing activities for the first six months of 1998 as compared to 1997 were an increase in proceeds from issuance of senior notes, net of debt issuance costs, to $44,337,000 from $21,621,000, an increase in proceeds from revolving credit borrowings of $8,000,000 compared to $492,000 in the prior period, and an increase in restricted cash balances of $1,303,000 compared to a decrease of $3,124,000, offset by higher repayments of Senior Notes of $24,543,000 for the six months ended June 30, 1998 compared to $19,212,000 for the six months ended June 30, 1997 as well as no Senior Subordinated Note borrowings in 1998.

     On December 27, 1993, the Company raised $70,000,000 through an asset securitization transaction in which its wholly-owned subsidiary, HPSC Funding Corp I ("Funding I"), issued senior secured notes (the "Funding I Notes") at a rate of 5.01%. The Funding I Notes are secured by a portion of the Company's portfolio which it sold in part and contributed in part to Funding I. Proceeds of this financing were used to retire $50,000,000 of 10.125% senior notes due December 28, 1993, and $20,000,000 of 10% subordinated notes due January 15, 1994. Under the terms of the Funding I securitization, when the principal balance of the Funding I Notes equals the balance of the restricted cash in the facility, the Funding I Notes are paid off from the restricted cash and Funding I terminates. This occurred during the second quarter of 1997, prior to the scheduled termination of Funding I. Due to this early termination, the Company incurred a $175,000 non-cash, non-operating charge against earnings in both the first and second quarters of 1997 representing the partial early recognition of certain unamortized deferred transaction origination costs.

     The Company's Second Amended and Restated Revolving Credit Agreement with BankBoston as Agent Bank, dated December 12, 1996 ("the Revolver Agreement") increased the Company's availability under the Revolver Agreement to $95,000,000. On December 10, 1997, the Revolver Agreement was extended on the same terms and conditions providing availability to $60,000,000. The Company signed a Third Amended and Restated Revolving Credit Agreement with BankBoston as Agent on March 16, 1998 providing the Company with availability up to $100,000,000 through March 31, 1999. Under the Third Amended and Restated Revolving Credit Agreement, the Company may borrow at variable rates of prime and at LIBOR plus 1.35% to 1.50%, dependent on certain performance covenants. At June 30, 1998, the Company had $47,000,000 outstanding under this facility and $53,000,000 available for borrowing, subject to borrowing base limitations. The Third Amended and Restated Revolving Credit Agreement currently is not hedged and is, therefore, exposed to upward movements in interest rates.

     As of January 31, 1995, the Company, along with its wholly-owned, special-purpose subsidiary HPSC Bravo Funding Corp ("Bravo"), established a $50,000,000 revolving credit facility structured and guaranteed by Capital Markets Assurance Corporation ("CapMAC", subsequently acquired by MBIA in February, 1998). Under the terms of the facility, Bravo, to which the Company sells and may continue to sell or contribute certain of its portfolio assets subject to certain covenants regarding Bravo's portfolio performance and borrowing base calculations, pledges its interests in these assets to a commercial paper conduit entity. Bravo incurs interest at variable rates in the commercial paper market and enters into interest rate swap agreements to assure fixed rate funding. Monthly settlements of principal and interest payments are made from the collection of payments on Bravo's portfolio. The Company is the servicer of the Bravo portfolio, subject to the Company meeting certain covenants. The required monthly payments of principal and interest to purchasers of the commercial paper are guaranteed by CapMAC pursuant to the terms of the facility. In November 1996, the Bravo facility was increased to $100,000,000 and amended to allow up to $30,000,000 of the facility to be used for sale accounting treatment. In June 1998, the Bravo facility was further amended by increasing the availability of the facility to $225,000,000 with $67,500,000 of the facility available to be used for sale accounting treatment. Bravo had $22,532,000 outstanding at June 30, 1998 from sales of receivables under the sale accounting portion of the Bravo facility. Bravo had $52,885,000 of indebtedness outstanding under the loan portion of the facility at June 30, 1998, and in connection with this facility, had 17 separate interest rate swap agreements with BankBoston with a total notional value of $58,867,000.

     In April, 1995, the Company entered into a fixed rate, fixed term loan agreement with Springfield Institution for Savings ("SIS") under which the Company borrowed approximately $3,500,000 at 9.5% subject to certain recourse and performance covenants. In July 1997, the Company entered into another fixed rate, fixed term loan agreement with SIS under which the Company borrowed an additional $3,984,000 at 8% subject to the same conditions as the first loan. The Company had $3,571,000 outstanding under these agreements at June 30, 1998.

     In March 1997, the Company completed a $20,000,000 offering of unsecured senior subordinated notes due 2007 bearing interest at a fixed rate of 11% (the "Note Offering"). The Note Offering was completed on the terms and conditions described in Amendment No. 2 to the Company's Registration Statement No. 333-20733 on Form S-1. The Company received approximately $18,300,000 in net proceeds from the Note Offering and used such proceeds to repay in part amounts outstanding under the Revolver Agreement.

     In September 1997, the Company, along with its wholly-owned, special purpose subsidiary, HPSC Capital Funding, Inc. ("Capital"), established a $100,000,000 Lease Receivable Purchase Agreement with EagleFunding Capital Corporation ("Eagle"). Under the terms of the facility, Capital, to which the Company may sell certain of its portfolio assets from time to time, pledges or sells its interests in these assets to Eagle, a commercial paper conduit entity. Capital may borrow at variable rates in the commercial paper market and may enter into interest rate swap agreements to assure fixed rate funding. Monthly settlements of the borrowing base and any applicable principal and interest payments are made from collections of Capital's portfolio. The Company is the servicer of the Capital portfolio subject to certain covenants. In April 1998, the facility was amended to increase availability under the facility to $150,000,000. The Company had $18,389,000 outstanding at June 30, 1998 from sales of receivables under the Capital facility. The Company had $87,435,000 of indebtedness outstanding under the loan portion of the facility at June 30, 1998, and in connection with this facility had 10 separate interest rate swap agreements with BankBoston with a total notional value of $77,654,000.

     Management believes that the Company's liquidity, resulting from the availability of credit under the Third Amended and Restated Revolving Credit Agreement, the Bravo facility, the Capital facility, the Note Offering, and the loans from SIS, along with cash obtained from the sales of its financing contracts and from internally generated revenues, is adequate to meet current obligations and future projected levels of financings and to carry on normal operations. In order to finance adequately its anticipated growth, the Company will continue to seek to raise additional capital from bank and non-bank sources, make selective use of asset sale transactions and use its current credit facilities. The Company expects that it will be able to obtain additional capital at competitive rates, but there can be no assurance it will be able to do so.

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

FORWARD-LOOKING STATEMENTS

     This Form 10-Q may contain forward-looking statements within the meaning of
Section 27A of the Securities Act. When used in this Form 10-Q, the words "believes," "anticipates," "expects," "plans," "intends," "estimates," "continue," "may," or "will" (or the negative of such words) and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties, including but not limited to the following: the Company's dependence on funding sources; restrictive covenants in funding documents; payment restrictions and default risks in asset securitization transactions to which the Company, or its subsidiaries, are a party; customer credit risks; competition for customers and for capital funding at favorable rates relative to the capital costs of the Company's competitors; changes in healthcare payment policies; interest rate risk; the risk that the Company may not be able to realize the residual value on financed equipment at the end of its lease term; risks associated with the sale of certain receivable pools by the Company; dependence on sales representatives and the current management team; and fluctuations in quarterly operating results. The Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 1997 contain additional information concerning such risk factors. Actual results in the future could differ materially from those described in any forward-looking statements as a result of the risk factors set forth above, and the risk factors described in the Annual Report. HPSC cautions the reader, however, that such list of risk factors may not be exhaustive. HPSC undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

                                   HPSC, INC.
                          PART II.  OTHER INFORMATION

ITEMS 1, 2, 3, AND 5 ARE OMITTED BECAUSE THEY ARE INAPPLICABLE.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS:

     a)  The Annual Meeting of Stockholders was held on April 23, 1998

     b)  Not applicable

     c) The stockholders elected the following three persons to serve as Class III Directors:

                                                           FOR      WITHHELD
                                                           ---      --------
John W. Everets.......................................  4,014,631    48,379
Dollie A. Cole........................................  4,038,031    24,979
J. Kermit Birchfield..................................  4,038,031    24,979

         The stockholders approved the Company's 1998 Stock Incentive Plan:

         FOR         AGAINST      ABSTAIN      NON-VOTE
         ---         -------      -------      --------
      3,208,509      250,862      14,010       589,629

         The stockholders ratified the appointment of Deloitte & Touche LLP as the independent auditors of the Company for the fiscal year ending December 31, 1998:

         FOR         AGAINST      ABSTAIN
         ---         -------      -------
      4,036,038      19,250       7,722

     d)  Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits

       10.1  1998 Outside Directors Stock Bonus Plan, dated April 23,
             1998

       10.2  Employment Agreement with Rene Lefebvre, Vice President and
             Chief Financial Officer, dated April 23, 1998

       10.3 Amendment No. 1, dated April 30, 1998 to Liquidity Agreement dated June 27, 1997, by and among EagleFunding Capital
             Corporation (Borrower), BankBoston, N.A. (Liquidity
             Provider) BKB (Liquidity Agent), and Bankers Trust Company
             (Collateral Agent)

       10.4  Amendment No. 2, dated April 30, 1998 to Lease Receivable
             Purchase Agreement, dated June 27, 1997, by and among HPSC
             Capital Funding, Inc. (Seller), EagleFunding Capital
             Corporation (Purchaser), HPSC, Inc. (Servicer and
             Custodian), and BancBoston Securities, Inc. (Deal Agent)

       10.5  Amendment No. 1, dated June 29, 1998 to Lease Receivable
             Purchase Agreement, dated October 18, 1996, by and among
             HPSC Bravo Funding Corporation (Seller), Triple-A One
             Funding Corporation, and Capital Markets Assurance
             Corporation (Collateral Agent and Administrative Agent)

       10.6 Amendment No. 3, dated June 29, 1998 to Credit Agreement, dated January 31, 1995 by and among HPSC Bravo Funding
             Corporation (Borrower), Triple-A One Funding Corporation, and Capital Markets Assurance Corporation (Collateral Agent and Administrative Agent)

       10.7  Amendment No. 4, dated June 29, 1998 to Purchase and
             Contribution Agreement, dated January 31, 1995 by and among
             HPSC Bravo Funding Corporation (Buyer), and HPSC, Inc.
             (Seller)

         27  Financial Data Schedule

     b)  Reports on Form 8-K:

         There were no reports on Form 8-K filed during the three months ended June 30, 1998.

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


Dated: August 14, 1998