Form 10-Q
period 1998-09-30
HPSC INC
filed 1998-11-13
CIK 718909

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998 OR

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: COMMON STOCK, PAR VALUE $.01 PER SHARE. SHARES OUTSTANDING AT November 3, 1998, 4,556,030.
================================================================================

                                   HPSC, INC.

                                      INDEX

                                                                           PAGE
                                                                           ----
 PART I -- FINANCIAL INFORMATION
      Condensed Consolidated Balance Sheets as of September 30, 1998
        and December 31, 1997 ........................................       3
      Condensed Consolidated Statements of Income for Each of the
      Three and Nine Months Ended September 30, 1998 and
        September 30, 1997 ...........................................       4
      Condensed Consolidated Statements of Cash Flows for Each
        of the  Nine Months Ended September 30, 1998 and
        September 30, 1997 ...........................................       5
      Notes to Condensed Consolidated Financial Statements ...........       6
      Management's Discussion and Analysis of Financial Condition
       and Results of Operations .....................................       8

 PART II -- OTHER INFORMATION
      Other Information...............................................      12
      Signatures......................................................      12


                                             HPSC, INC.

                                CONDENSED CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                                                             SEPTEMBER 30,     DECEMBER 31,
                                                                                 1998             1997
                                                                             -----------       -----------
                                                                             (UNAUDITED)

                               ASSETS
CASH AND CASH EQUIVALENTS ..................................................  $   4,291        $   2,137
RESTRICTED CASH ............................................................      8,589            7,000
INVESTMENT IN LEASES AND NOTES:
     Lease contracts and notes receivable due in installments ..............    279,617          219,147
     Notes receivable ......................................................     33,470           33,245
     Retained interest in leases and notes sold ............................     13,720           11,895
     Estimated residual value of equipment at end of lease term ............     13,840           11,342
     Less unearned income ..................................................    (69,613)         (53,868)
     Less allowance for losses .............................................     (6,404)          (5,541)
     Less security deposits ................................................     (6,529)          (5,801)
     Deferred origination costs ............................................      6,504            5,300
                                                                              ---------        ---------
Net investment in leases and notes .........................................    264,605          215,719
                                                                              ---------        ---------
OTHER ASSETS:
     Other assets ..........................................................      5,352            5,502
     Refundable income taxes ...............................................        339            2,770
                                                                              ---------        ---------
TOTAL ASSETS ...............................................................  $ 283,176        $ 233,128
                                                                              =========        =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

REVOLVING CREDIT BORROWINGS ................................................  $  34,000        $  39,000
SENIOR NOTES ...............................................................    177,657          123,952
SENIOR SUBORDINATED NOTES ..................................................     20,000           20,000
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES ...................................      5,436            6,254
ACCRUED INTEREST ...........................................................        536            1,129
INCOME TAXES:
     Currently payable .....................................................         --               66
     Deferred ..............................................................      8,569            7,553
                                                                              ---------        ---------
TOTAL LIABILITIES ..........................................................    246,198          197,954
                                                                              ---------        ---------

STOCKHOLDERS' EQUITY:
     PREFERRED STOCK, $1.00 par value; authorized 5,000,000 shares;
     issued - None .........................................................         --               --
     COMMON STOCK, $.01 par value; 15,000,000 shares authorized; issued
     and outstanding 4,556,030 shares in 1998 and 4,912,530 in 1997 ........         46               49
     Additional paid-in capital ............................................     12,502           12,304
     Retained earnings .....................................................     27,880           26,472
Less:  Treasury Stock (at cost) 328,900 shares in 1998 and 236,900
in 1997 ....................................................................     (1,883)          (1,210)
     Deferred compensation .................................................     (1,267)          (2,286)
     Notes receivable from officers and employees ..........................       (300)            (155)
                                                                              ---------        ---------
TOTAL STOCKHOLDERS' EQUITY .................................................     36,978           35,174
                                                                              ---------        ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................................  $ 283,176        $ 233,128
                                                                              =========        =========


          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                                                       HPSC, INC.

                                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     FOR EACH OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
                                   (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)
                                                       (UNAUDITED)

                                                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                   ----------------------------- ----------------------------
                                                                   SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                                       1998           1997           1998           1997
                                                                   -------------  -------------  -------------  -------------
       REVENUES:
            Earned income on leases and notes..................     $    8,890     $    6,115     $   24,417     $   16,531
            Gain on sales of leases and notes..................            934            909          2,684          2,377
            Provisions for losses..............................         (1,106)          (531)        (2,372)        (1,271)
                                                                    ----------     ----------     ----------     ----------
       Net Revenues............................................          8,718          6,493         24,729         17,637
                                                                    ----------     ----------     ----------     ----------

       EXPENSES:
            Selling, general and administrative................          3,881          3,193         11,082          8,437
            Interest expense...................................          4,016          2,868         11,328          8,105
            Interest income....................................           (128)           (79)          (196)          (264)
                                                                    -----------    -----------    -----------    -----------
       Net operating expenses..................................          7,769          5,982         22,214         16,278
                                                                    ----------     ----------     ----------     ----------
       INCOME BEFORE INCOME TAXES..............................            949            511          2,515          1,359
                                                                    ----------     ----------     ----------     ----------

       PROVISION FOR INCOME TAXES:
            Federal, Foreign and State:
                 Current.......................................             34             97             90            268
                 Deferred......................................            380            120          1,017            327
                                                                    ----------     ----------     ----------     ----------
       TOTAL INCOME TAXES......................................            414            217          1,107            595
                                                                    ----------     ----------     ----------     ----------
       NET INCOME..............................................     $      535     $      294     $    1,408     $      764
                                                                    ==========     ==========     ==========     ==========

       BASIC NET INCOME PER SHARE..............................     $     0.14     $     0.08     $     0.38     $     0.20
                                                                    ==========     ==========     ==========     ==========

       SHARES USED TO COMPUTE BASIC NET
       INCOME PER SHARE........................................      3,769,284      3,699,117      3,713,173      3,749,339

       DILUTED NET INCOME PER SHARE............................     $     0.12     $     0.07     $     0.34     $     0.19
                                                                    ==========     ==========     ==========     ==========

       SHARES USED TO COMPUTE DILUTED
       NET INCOME PER SHARE....................................      4,407,825      4,047,637      4,163,257      4,097,860


          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                                             HPSC, INC.

                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR EACH OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
                                           (IN THOUSANDS)
                                             (UNAUDITED)

                                                                             SEPTEMBER 30,   SEPTEMBER 30,
                                                                                1998            1997
                                                                             -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income........................................................       $   1,408        $    764
     Adjustments  to reconcile net income to net cash provided
       by (used in) operating activities:
     Depreciation and amortization ....................................           3,082           2,847
     Deferred income taxes ............................................           1,017             328
     Restricted stock compensation ....................................             762             149
     Gain on sale of receivables ......................................          (2,684)         (2,377)
     Provision for losses on lease contracts and notes receivable .....           2,372           1,271
     Increase (decrease) in accrued interest ..........................            (593)          1,243
     Decrease in accounts payable and accrued liabilities .............          (1,669)         (3,430)
     Increase (decrease) in accrued income taxes ......................             (66)            120
     Decrease in refundable income taxes ..............................           2,431             500
     Decrease in other assets .........................................             209             228
                                                                              ---------        --------
Cash provided by (used in) operating activities .......................           6,269           1,643
                                                                              ---------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Origination of lease  contracts and notes  receivable due in
      installments ....................................................        (119,294)        (94,965)
     Portfolio receipts, net of amounts included in income ............          44,032          42,594
     Proceeds from sales of lease contracts and notes receivable due in
      installments ....................................................          21,377          20,616
     Net increase in notes receivable .................................            (284)         (5,883)
     Net increase in security deposits ................................             728             979
     Net increase in other assets .....................................            (425)            (38)
     Net (increase) decrease in loans to employees ....................            (145)             26
                                                                              ---------        --------
Cash used in investing activities .....................................         (54,011)        (36,671)
                                                                              ---------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of senior notes ........................................         (36,488)        (29,837)
     Proceeds from issuance of senior notes, net of debt issue costs ..          90,048          58,550
     Proceeds from issuance of senior  subordinated notes, net of debt
      issuance costs ..................................................              --          18,306
     Net repayments of revolving credit borrowings ....................          (5,000)         (5,008)
     Purchase of treasury stock .......................................            (673)           (623)
     Increase (decrease) in restricted cash ...........................           1,589          (1,996)
     Repayment of employee stock ownership plan promissory note .......             105             105
     Exercise of employee stock options ...............................             315              --
                                                                              ---------        --------
Cash provided by financing activities .................................          49,896          39,497
                                                                              ---------        --------

Net increase (decrease) in cash and cash equivalents ..................           2,154           4,469
Cash and cash equivalents at beginning of period ......................           2,137           2,176
                                                                              ---------        --------
Cash and cash equivalents at end of period ............................       $   4,291        $  6,645
                                                                              =========        ========

Supplemental disclosures of cash flow information:
     Interest paid.....................................................       $  11,544        $  6,218
     Income taxes paid ................................................              45             111


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

     2. Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", effective for the Company for the year ended December 31, 1997, provided new standards for computing and presenting earnings per share
(EPS). The Company's basic net income per share calculation is based on the weighted average number of common shares outstanding, which does not include unallocated shares under the Company's Employee Stock Ownership Plan, Supplemental Employee Stock Ownership Plan (for 1997 only-see Note 3), restricted shares issued under the Company's Incentive Stock Plans, treasury stock, or any shares issuable upon the exercise of outstanding stock options. Diluted net income per share includes the weighted average number of stock options and contingently issuable restricted shares under the Company's Incentive Stock Plans outstanding as calculated under the treasury stock method, but not unallocated shares under the Company's ESOP and SESOP.

     3. In April 1998, the Company canceled its Supplemental Employee Stock Ownership Plan ("SESOP"). The Company had originally issued 350,000 shares of common stock to this plan in July 1994 in consideration of a promissory note in the principal amount of $1,225,000. No contributions or allocations had been made to any participant accounts. The shares issued to the SESOP were retired and the promissory note canceled. In addition, 550,000 shares of the Company's common stock were reserved for issuance pursuant to the Company's 1998 Stock Incentive Plan, as approved by the stockholders. The Board of Directors also approved the 1998 Outside Directors Stock Bonus Plan, pursuant to which 25,000 shares of the Company's common stock were reserved for issuance. During the quarter ended June 30, 1998, the Company also extended certain 5-year options which were scheduled to expire and certain of such options were exercised. Additionally, as a result of increases in the Company's stock price in May and June 1998, vesting events occurred with respect to restricted shares issued under the 1995 Incentive Stock Plan. As a result of this activity, the Company recognized additional compensation expense of $660,000 in the quarter ended June 30, 1998. Furthermore, certain restricted shares issued under the 1995 Incentive Stock Plan were converted to stock options under such plan.

     4. The terms of the HPSC Bravo Funding Corp. ("Bravo") revolving credit facility were amended in June 1998 to increase available borrowings to $225,000,000 and to allow up to $67,500,000 of the facility to be used to finance sales of financing contracts. Under this facility, Bravo had Senior Notes of $68,878,000 outstanding at September 30, 1998. Bravo incurs interest at various rates in the commercial paper market and enters into interest rate swap agreements to assure fixed rate funding. At September 30, 1998, Bravo had nineteen separate swap contracts with BankBoston with a total notional value of $60,560,000. These interest rate swaps are matched swaps, and as such, are accounted for using settlement accounting. Monthly cash settlements on the swap agreements are recognized in income as they accrue. In the case where the notional value of the interest rate swap agreements significantly exceeds the outstanding underlying debt, the excess swap agreements would be marked-to-market through income until new borrowings are incurred which would be subject to such swap agreements. All interest rate swap agreements entered into by the Company are for other than trading purposes.

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

     6. In April 1998, the HPSC Capital Funding Inc. ("Capital") Lease Receivable Purchase Agreement was amended to increase availability to $150,000,000. All other terms of the Agreement remain substantially the same. Under this Agreement, Capital had Senior Notes outstanding of $105,754,000 at September 30, 1998, and in connection with this facility had twelve separate interest rate swap agreements with BankBoston with a total notional value of $95,300,000. These interest rate swaps are matched swaps, and as such, are accounted for using settlement accounting. Monthly cash settlements on the swap agreements are recognized in income as they accrue. In the case where the notional value of the interest rate swap agreements significantly exceeds the outstanding underlying debt, the excess swap agreements would be marked-to-market through income until new borrowings are incurred which would be subject to such swap agreements. All interest rate swap agreements entered into by the Company are for other than trading purposes.

     7. In September 1998, the Company initiated a stock repurchase program where up to 175,000 shares of the Company's common stock may be repurchased, subject to market conditions, in open market or negotiated transactions on the Nasdaq National Market. Based on current market prices, the shares subject to repurchase represent approximately 4% of the presently outstanding common stock. No minimum number or value of shares to be repurchased has been fixed, nor has a time limit been established for the duration of the repurchase program. The Company expects to use the repurchased stock to meet the current and future requirements of its employee stock plans.

     8. On September 30, 1998, the Company had restricted cash of $4,654,000 under the Bravo facility and $3,935,000 under the Capital facility. All such restricted cash is reserved for debt service.

     9.   The Financial Accounting Standards Board ("FASB") has issued SFAS
No. 130, "Reporting Comprehensive Income". This statement, adopted January 1, 1998, establishes standards for reporting and presenting comprehensive income and its components. There was no difference between comprehensive income and net income as a result of the adoption of SFAS No. 130.

     10. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for public enterprises in reporting information about its operating segments, products and services, geographic concentrations, and major customers. SFAS No. 132, "Employer's Disclosures about Pensions and Other Post-Retirement Benefits" provides new standards for disclosures related to pension plans and other post retirement benefits. SFAS Nos. 131 and 132 will be effective for the Company for the year ending December 31, 1998. It is not expected that the adoption of these standards will have a material impact on the Company's consolidated operating results or financial condition.

     11. In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement will be effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company is still evaluating whether this Statement will have an impact on its consolidated results of operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Earned income from leases and notes for the three months ended September 30, 1998 was $8,890,000 (including approximately $1,244,000 from the Company's commercial lending subsidiary, American Commercial Finance Corporation ("ACFC")) as compared to $6,115,000 (including approximately $1,007,000 from ACFC) for the three months ended September 30, 1997. Earned income for the nine months ended September 30, 1998 was $24,417,000 (including approximately $3,735,000 from
ACFC) compared to $16,531,000 (including approximately $2,842,000 from ACFC) for the comparable period of 1997. The increases of 45% for the three months and 48% for the nine months were due principally to increases in net investment in leases and notes for both periods in 1998 over 1997. The increases in net investment for both periods resulted in part from a higher level of originations in the 1998 third quarter of $48,367,300 compared to $38,297,000 for the third quarter of 1997 and $129,370,100 for the nine months ended September 30, 1998 compared to $104,968,000 in the comparable 1997 period. Gains on sales of leases and notes were $934,000 in the three months ended September 30, 1998 compared to $909,000 for the 1997 quarter. Gains on sales of leases and notes for the nine months ended September 30, 1998 were $2,684,000 compared to $2,377,000 in the comparable 1997 period. The increase for the nine month period was caused by improved margins associated with current year asset sales offset by a lower level of asset sales activity.

     Interest expense (net of interest income) for the third quarter of 1998 was $3,888,000 (44% of earned income) compared to $2,789,000 (46% of earned income) in the comparable 1997 period. For the nine months ended September 30, 1998, net interest expense was $11,132,000 (46% of earned income) compared to $7,841,000 (47% of earned income) in the nine months ended September 30, 1997. The increase in net interest expense was primarily due to a 44% increase in debt levels from September 30, 1997 to September 30, 1998. These higher debt levels resulted primarily from borrowings to finance a higher level of contract originations.

     Net financing margin (earned income less net interest expense) for the third quarter of 1998 was $5,002,000 (56% of earned income) compared to $3,326,000 (54% of earned income) for the third quarter of 1997. For the nine months, net financing margin in 1998 was $13,285,000 (54% of earned income) compared to $8,690,000 (53% of earned income). The increases in amounts in the three and nine month periods were due to higher earnings on higher balances of earning assets.

     The provision for losses for the third quarter of 1998 was $1,106,000 (12% of earned income) compared to $531,000 (9% of earned income) in the third quarter of 1997. For the nine months ended September 30, 1998, the provision for losses was $2,372,000 (10% of earned income) compared to $1,271,000 (8% of earned income) for the comparable 1997 period. The increases in the three and nine month periods were due to growth in the portfolio along with the Company's continuing evaluation of its portfolio quality, loss history and allowance for losses.

     The allowance for losses at September 30, 1998 was $6,404,000 (2.4% of net investment) compared to $4,174,000 (2.2% of net investment) at September 30, 1997. Net charge offs for the nine months ended September 30, 1998 were $1,501,000 compared to $767,000 in 1997.

     Selling, general and administrative expenses for the three months ended September 30, 1998 were $3,881,000 (44% of earned income) compared to $3,193,000 (52% of earned income) in the comparable 1997 period. For the nine months ended September 30, 1998, selling, general and administrative expenses were $11,082,000 (45% of earned income) compared to $8,437,000 (51% of earned income) in the same 1997 period. The increases in both periods were caused by increased staffing and sales and marketing related costs required to support higher levels of owned and managed assets. The increase for the nine month period in 1998 was further caused by increased compensation and related costs associated with the Company's 1995 Stock Incentive Plan as higher HPSC stock prices caused certain performance benchmarks in such plans to be met and certain five-year options scheduled to expire were extended.

     The Company's income before income taxes for the quarter ended September 30, 1998 was $949,000 compared to $511,000 in the 1997 period. For the nine months ended September 30, 1998, income before income taxes was $2,515,000 compared to $1,359,000 in the 1997 period. For the quarter ended September 30, 1998 the provision for income taxes was $414,000 (44% of income before income taxes) compared to $217,000 (42% of income before income taxes) in the third quarter of 1997. For the nine months ended

September 30, 1998, the provision for income taxes was $1,107,000 (44% of income before income taxes) compared to $595,000 (44% of income before income taxes) in the 1997 period.

     The Company's net income for the three months ended September 30, 1998 was $535,000 ($.14 basic net income per share) compared to $294,000 ($.08 basic net income per share) for the three months ended September 30, 1997. For the nine months ended September 30, 1998, the Company's net income was $1,408,000 ($.38 basic net income per share) compared to $764,000 ($.20 basic net income per share) for the nine months ended September 30, 1997. The increases in both periods in 1998 as compared to 1997 were due to higher earned income on leases and notes and higher gains on asset sales offset by higher selling, general and administrative costs and higher net interest costs.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1998, the Company had $12,880,000 in cash, cash equivalents and restricted cash as compared to $9,137,000 at December 31, 1997. As described in Note 8 to the Company's condensed consolidated financial statements included in this report on Form 10-Q, $8,589,000 was restricted pursuant to financing agreements as of September 30, 1998, compared to $7,000,000 at December 31, 1997.

     Cash provided by operating activities was $6,269,000 for the nine months ended September 30, 1998 compared to $1,643,000 for the nine months ended September 30, 1997. The significant components of cash provided by operating activities for the nine months ended September 30, 1998, as compared to the same period in 1997, were a decrease in accounts payable and accrued liabilities of $1,669,000 as compared to $3,430,000 for the same period in 1997, a decrease in refundable income taxes of $2,431,000 as compared to $500,000 from the prior period, offset by a decrease in accrued interest of $593,000 in 1998 compared to an increase of $1,243,000 for the same period in 1997.

     Cash used in investing activities was $54,011,000 for the nine months ended September 30, 1998 compared to $36,671,000 for the nine months ended September 30, 1997. The significant components of cash used in investing activities for the first nine months of 1998 compared to the same period in 1997 were an increase in originations of lease contracts and notes receivable to $119,294,000 from $94,965,000, offset by an increase in portfolio receipts to $44,032,000 from $42,594,000, along with an increase in notes receivable of $284,000 in 1998 compared to $5,883,000 in the comparable period ended September 30, 1997.

     Cash provided by financing activities for the nine months ended September 30, 1998 was $49,896,000 compared to $39,497,000 for the nine months ended September 30, 1997. The significant components of cash provided by financing activities for the first nine months of 1998 as compared to 1997 were an increase in proceeds from issuance of senior notes, net of debt issuance costs, to $90,048,000 from $58,550,000, and an increase in restricted cash balances of $1,589,000 compared to a decrease of $1,996,000, offset by higher repayments of Senior Notes of $36,488,000 for the nine months ended September 30, 1998 compared to $29,837,000 for the nine months ended September 30, 1997 as well as no Senior Subordinated Note borrowings in 1998.

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

     The Company's Second Amended and Restated Revolving Credit Agreement with BankBoston as Agent Bank, dated December 12, 1996 ("the Revolver Agreement") increased the Company's availability under the Revolver Agreement to $95,000,000. On December 10, 1997, the Revolver Agreement was extended on the same terms and conditions providing availability to $60,000,000. The Company signed a Third Amended and Restated Revolving Credit Agreement with BankBoston as Agent on March 16, 1998 providing the Company with availability up to $100,000,000 through March 31, 1999. Under the Third Amended and Restated Revolving Credit Agreement, the Company may borrow at variable rates of prime and at LIBOR plus 1.35% to 1.50%, dependent on certain performance covenants. At September 30, 1998, the Company had $34,000,000 outstanding under this facility and

$66,000,000 available for borrowing, subject to borrowing base limitations. The Third Amended and Restated Revolving Credit Agreement currently is not hedged and is, therefore, exposed to upward movements in interest rates.

     As of January 31, 1995, the Company, along with its wholly-owned, special-purpose subsidiary HPSC Bravo Funding Corp ("Bravo"), established a $50,000,000 revolving credit facility structured and guaranteed by Capital Markets Assurance Corporation ("CapMAC", subsequently acquired by MBIA in February, 1998). Under the terms of the facility, Bravo, to which the Company sells and may continue to sell or contribute certain of its portfolio assets subject to certain covenants regarding Bravo's portfolio performance and borrowing base calculations, pledges its interests in these assets to a commercial paper conduit entity. Bravo incurs interest at variable rates in the commercial paper market and enters into interest rate swap agreements to assure fixed rate funding. Monthly settlements of principal and interest payments are made from the collection of payments on Bravo's portfolio. The Company is the servicer of the Bravo portfolio, subject to the Company meeting certain covenants. The required monthly payments of principal and interest to purchasers of the commercial paper are guaranteed by CapMAC pursuant to the terms of the facility. In November 1996, the Bravo facility was increased to $100,000,000 and amended to allow up to $30,000,000 of the facility to be used for sale accounting treatment. In June 1998, the Bravo facility was further amended by increasing the availability of the facility to $225,000,000 with $67,500,000 of the facility available to be used for sale accounting treatment. Bravo had $29,598,000 outstanding at September 30, 1998 from sales of receivables under the sale accounting portion of the Bravo facility. Bravo had $68,878,000 of indebtedness outstanding under the loan portion of the facility at September 30, 1998. In connection with this facility, the Company had 26 separate interest rate swap agreements with BankBoston with a total notional value of $94,155,000.

     In April, 1995, the Company entered into a fixed rate, fixed term loan agreement with Springfield Institution for Savings ("SIS") under which the Company borrowed approximately $3,500,000 at 9.5% subject to certain recourse and performance covenants. In July 1997, the Company entered into another fixed rate, fixed term loan agreement with SIS under which the Company borrowed an additional $3,984,000 at 8% subject to the same conditions as the first loan. The Company had $3,025,000 outstanding under these agreements at September 30, 1998.

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

     In September 1997, the Company, along with its wholly-owned, special purpose subsidiary, HPSC Capital Funding, Inc. ("Capital"), established a $100,000,000 Lease Receivable Purchase Agreement with EagleFunding Capital Corporation ("Eagle"). Under the terms of the facility, Capital, to which the Company may sell certain of its portfolio assets from time to time, pledges or sells its interests in these assets to Eagle, a commercial paper conduit entity. Capital may borrow at variable rates in the commercial paper market and may enter into interest rate swap agreements to assure fixed rate funding. Monthly settlements of the borrowing base and any applicable principal and interest payments are made from collections of Capital's portfolio. The Company is the servicer of the Capital portfolio subject to certain covenants. In April 1998, the facility was amended to increase availability under the facility to $150,000,000. The Company had $17,361,000 outstanding at September 30, 1998 from sales of receivables under the Capital facility. The Company had $105,754,000 of indebtedness outstanding under the loan portion of the facility at September 30, 1998. In connection with this facility, the Company had 15 separate interest rate swap agreements with BankBoston with a total notional value of $116,921,000.

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

YEAR 2000 ISSUES

     The Year 2000 issue relates to the inability of computer applications to distinguish between years with the same last two digits in different centuries such as 1900 and 2000. In 1996, the Company, along with its subsidiary, ACFC, began a review to assess the Year 2000 readiness of all of its information technology (IT) systems. In 1998, the Company expanded this review to include non-IT systems, including embedded software such as the Company's telephone system, as well as the systems of third parties who are important business partners with the Company.

     The Company is heavily reliant on integrated IT systems for providing much of its day-to-day operations, including application processing, underwriting, billing and collections, as well as much of the financial and operational reporting to management. The Company has performed a complete review of all relevant computer systems. Based on its internal review, the Company believes that substantially all of its internal IT systems are Year 2000 compliant. The Company has also obtained written assurances from all providers of its IT software and systems as to the Year 2000 compliance of each of these systems. The Company believes that the loss of any ancillary systems as to which the Company is not currently assured of Year 2000 compliance would not cause major business disruption.

     The Company is currently monitoring the Year 2000 progress of its major service providers of non-IT systems, including embedded systems and software, as well as of its third party business partners such as banking institutions and customers. The Company has recently begun a review of the systems of major customers of its subsidiary, ACFC. The Company continues to work to obtain written assurances from all such identified third parties. In situations where any of these third parties is not yet compliant, the Company will closely monitor such partys' plans to implement the changes necessary to become compliant.

     The Company's target is to complete its Year 2000 compliance review by the second quarter 1999. Expenses incurred to date associated with implementing the Year 2000 review process have not been material. The Company does not separately track the internal costs associated with the Year 2000 project. All such costs, which primarily consist of payroll and IT related consulting costs, have been expensed as incurred. The Company does not anticipate that any remaining costs will have a material impact on the future financial position or results of operations of the Company.

     The estimates and conclusions stated above contain forward-looking statements and are based on management's best estimates of future events. These statements should be read in conjunction with the Company's disclosures under the heading "Forward-Looking Statements" below.

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

     a) Exhibits


        27   Financial Data Schedule


     b) Reports on Form 8-K:

     During the period for which this report is filed, the Company filed with the Commission the following report on Form 8-K:

     The Company reported on September 23, 1998 the adoption of a stock repurchase program as described in the press release attached thereto.


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


Dated: November 11, 1998