Form 10-K405
period 1998-12-31
HPSC INC
filed 1999-03-30
CIK 718909

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

         [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For fiscal year ended DECEMBER 31, 1998

                                       or

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-11618

                                   HPSC, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                 04-2560004
     -------------------------------          ---------------------------------
     (State or other jurisdiction of          (IRS Employer Identification No.)
     incorporation or organization)

 60 STATE STREET, BOSTON, MASSACHUSETTS                    02109
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code  (617) 720-3600

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

                                    YES     _X_        NO ___

The aggregate market value of the voting stock held by non-affiliates of the registrant was $25,701,269 at February 26, 1999, representing 3,091,882 shares.

The number of shares of common stock, par value $.01 per share, outstanding as of February 26, 1999 was 4,185,529.

DOCUMENTS INCORPORATED BY REFERENCE


     Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held April 26, 1999 (the "1999 Proxy Statement") are incorporated by reference into Part III of this annual report on Form 10-K.

     The 1999 Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" as part of this annual report on Form 10-K.

     Portions of the Company's 1998 Annual Report to Shareholders (the "1998 Annual Report") are incorporated by reference into Parts I and II of this annual report on Form 10-K.

                                     PART I

Item 1.  BUSINESS

GENERAL

         HPSC, Inc. ("HPSC" or the "Company") is a specialty finance company engaged primarily in financing licensed healthcare providers throughout the United States. The largest part of the Company's revenues comes from its financing of healthcare equipment and financing of the purchase of healthcare practices. The Company has over 20 years of experience as a provider of financing to healthcare professionals in the United States. Through its subsidiary, American Commercial Finance Corporation ("ACFC"), the Company also provides asset-based lending to commercial and industrial businesses, principally in the eastern United States.

         HPSC provides financing for equipment and other practice-related expenses to the dental, ophthalmic, general medical, chiropractic and veterinary professions. At December 31, 1998, on a consolidated basis, approximately 92% of the Company's portfolio was comprised of financing to licensed professionals, including equipment financing and other non-equipment financing including practice finance, leasehold improvements, office furniture, working capital and supplies. Approximately 8% of the portfolio was asset-based lending to commercial and industrial businesses. HPSC principally competes in the portion of the healthcare finance market where the size of the transaction is generally $250,000 or less, sometimes referred to as the "small-ticket" market. The average size of the Company's financing transactions in 1998 was approximately $31,000. In connection with its equipment financing, the Company enters into noncancellable finance agreements and/or lease contracts, which provide for a full payout at a fixed interest rate over a term of one to seven years. The Company markets its financing services to healthcare providers in a number of ways, including direct marketing through trade shows, conventions and advertising, through its sales staff with 16 offices in 14 states and through cooperative arrangements with equipment vendors.

         At December 31, 1998, HPSC's gross outstanding owned and managed leases and notes receivable to licensed professionals, excluding asset-based lending, were approximately $387 million, consisting of approximately 15,000 active contracts. HPSC's financing contract originations in 1998 were approximately $159 million compared to approximately $129 million in 1997, an increase of 23%, which compared to financing contract originations of approximately $87 million in 1996.

         ACFC, the Company's wholly-owned subsidiary, provides asset-based financing, principally in the eastern United States, for commercial and industrial companies which generally cannot readily obtain traditional bank financing. The ACFC loan portfolio generally provides the Company with a greater spread over its borrowing costs than the Company can achieve in its financing business to licensed professional. ACFC's financing originations of new lines of credit in 1998 were approximately $23 million compared to approximately $25 million in 1997, a decrease of 8%, which compared to financing contract originations of approximately $18 million in 1996

         The continuing increase in the Company's originations of financing contracts and lines of credit helped contribute to a 37% increase in the Company's net revenues for fiscal year 1998 as compared with fiscal year 1997, and a 41% increase in the Company's net revenues for fiscal year 1997 compared with fiscal year 1996. This percentage change in revenues is different from the percentage change in originations because revenues consist of earned income on leases and notes, which is a function of the amount of net investment in leases and notes and the level of interest rates, and is recognized over the life of the financing contract, while originations are recognized at the time of inception.

BUSINESS STRATEGY

         The Company's strategy is to expand its business and enhance its profitability by (i) maintaining its share of the dental equipment market and increasing its share of the other medical equipment financing markets; (ii) diversifying the Company's revenue stream through its asset-based lending businesses; (iii) emphasizing service to vendors and customers; (iv) increasing its direct sales and other marketing efforts; (v) maintaining and increasing its access to low-cost capital and managing interest rate risks; (vi) continuing to manage effectively its credit risks; and (vii) capitalizing on information technology to increase productivity and enable the Company to manage a higher volume of financing transactions.

INDUSTRY OVERVIEW

         The equipment financing industry in the United States includes a wide variety of sources for financing the purchase or lease of equipment, ranging from specialty financing companies, which concentrate on a particular industry or financing vehicle, to large banking institutions, which offer a full array of financial services.

         The medical equipment finance industry includes two distinct markets which are generally differentiated based on equipment price and type of healthcare provider. The first market, in which the Company currently does not compete, is financing of equipment generally priced at over $250,000, which is typically sold to hospitals and other institutional purchasers. Because of the size of the purchase, long sales cycle, and number of financing alternatives generally available to these types of customers, their choice among financing alternatives tends to be based primarily on cost of financing. The second market, in which the Company does compete, is the financing of lower-priced or "small-ticket" equipment, where the price of the financed equipment is generally $250,000 or less. Much of this equipment is sold to individual practitioners or small group practices, including dentists, ophthalmologists, physicians, chiropractors, veterinarians and other healthcare providers. The Company focuses on the small-ticket market because it is able to respond in a prompt and flexible manner to the needs of individual customers. Management believes that purchasers in the small-ticket healthcare equipment market often seek the value-added sales support and general ease of conducting business which the Company offers.

         The Company believes that healthcare providers are increasingly choosing to purchase rather than lease equipment because of (i) the availability of a tax deduction of up to $18,000 of the purchase price in the first year of equipment use, (ii) changes in healthcare reimbursement methodologies that reduce incentives to lease equipment for relatively short periods of time and
(iii) a reduced difference in financing costs between equipment purchases and equipment leases, due to generally lower interest rates.

         The length of the Company's lease agreements and notes due in installments ranges from 12 to 84 months, with a median term of 60 months and an average initial term of 55 months.

         Although the Company has focused its business in the past on equipment financing to licensed professionals, it continues to expand into practice finance. Practice finance is a specialized segment of the finance industry, in which the Company's primary competitors are banks. Practice finance is a relatively new business opportunity for financing companies such as HPSC that has developed as the sale of healthcare professional practices has increased. HPSC may finance up to 100% of the cost of the practice being purchased. A practice finance transaction typically takes the form of a loan to a healthcare provider purchasing a practice, which is secured by the assets of the practice being financed and may be secured by one or more personal guarantees or personal assets. The average original size of a practice finance transaction was approximately $124,000 in 1998, with a typical contract term of 72 to 84 months.

HEALTHCARE PROVIDER FINANCING

     Terms and Conditions

         The Company's business consists primarily of the origination of equipment financing contracts pursuant to which the Company finances the acquisition of healthcare providers of various types of equipment as well as leasehold improvements, working capital and supplies. The contracts are either finance agreements (notes) or lease agreements, and are noncancellable. The contracts are full payout contracts and provide for scheduled payments sufficient, in the aggregate, to cover the Company's borrowing costs and the costs of the underlying financing, and to provide the Company with an appropriate profit margin. The Company provides its leasing customers with an option to purchase the equipment at the end of the lease for 10% of its original cost. Historically, approximately 99% of lessees have exercised this option. The length of the Company's lease agreements and finance agreements range from 12 to 84 months, with a weighted average original term of 55 months for the year ended December 31, 1998.

         All of the Company's equipment financing contracts require the customer to: (i) maintain, service and operate the equipment in accordance with the manufacturer's and government-mandated procedures, and (ii) make all scheduled contract payments regardless of the performance of the equipment. Substantially all of the Company's financing contracts provide for principal and interest payments due monthly for the term of the contract. In the event of default by a customer, the financing contract provides that the Company has the rights afforded creditors under law, including the right to repossess the underlying equipment and in the case of the legal proceeding arising from a default, to recover damages and attorneys' fees. The Company's equipment financing contracts generally provide for late fees and service charges to be applied on payments which are overdue.

         Although the customer has the full benefit of the equipment manufacturers' warranties with respect to the equipment it finances, the Company makes no warranties to its customers as to the equipment. In addition, the financing contract obligates the customer to continue to make contract payments regardless of any defects in the equipment. Under a financing agreement (note), the customer holds title to the equipment and the Company has a lien on the equipment to secure the loan; under a lease, the Company retains title to the equipment. The Company has the right to assign any financing contract without the consent of the customer.

         Since 1994, the Company has originated a total of approximately 600 practice finance loans aggregating approximately $66 million in financings. The term of such loans generally range from 72 to 84 months. In 1998, practice finance generated approximately 10% of HPSC's total originations. Management believes that its practice finance business contributes to the diversification of the Company's revenue sources and earns HPSC substantial goodwill among healthcare providers. All practice finance inquiries received at the Company's sales offices, or by its salespersons in the field, are referred to the Boston office for processing.

         The Company solicits business for its practice finance services primarily by advertising in trade magazines, attending healthcare conventions, practice brokers, and directly approaching potential purchasers of healthcare practices. Over half of the healthcare practices financed by the Company to date have been dental practices. The Company has also financed the purchase of practices by chiropractors, ophthalmologists, general medical practitioners and veterinarians.


         Customers

         The primary customers for the Company's financing contracts are healthcare providers, including dentists, ophthalmologists, other physicians, chiropractors and veterinarians. As of December 31, 1998, no single customer (or group of affiliated customers) accounted for more than 1% of the Company's healthcare finance portfolio. The Company's customers are located throughout the United States, but primarily in heavily populated states such as California, Florida, Texas, Illinois and New York.

         Realization of Residual Values on Equipment Leases

         Historically, the Company has generally realized over 99% of the residual value of equipment covered by leases. The overall growth in the Company's equipment lease portfolio in recent years has resulted in increases in the aggregate amount of recorded residual values. Substantially all of the residual values on the Company's balance sheet as of December 31, 1998 are attributable to leases which will expire by the end of 2003. Realization of such values depends on factors not within the Company's control, such as the condition of the equipment, the cost of comparable new equipment and the technological or economic obsolescence of equipment. Although the Company has generally received over 99% of recorded residual values for leases which expired during the last three years, there can be no assurance that this realization rate will be maintained.

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

ASSET-BASED LENDING

         ACFC makes asset-based loans of $5 million or less to commercial and industrial companies, primarily secured by accounts receivable, inventory and equipment. ACFC typically makes accounts receivable loans to borrowers in a variety of industries that cannot obtain traditional bank financing. ACFC takes a security interest in all of the borrower's assets and monitors collection of its receivable. Advances on a revolving loan generally do not exceed 80% of the borrower's eligible accounts receivable. ACFC also makes revolving and "term like" inventory loans not exceeding 50% of the value of the customer's active inventory, valued at the lower of cost or market rate. Finally, ACFC provides term financing for equipment, which is secured by the machinery and equipment of the borrower. Each of ACFC's officers has over ten years of experience providing these types of financing on behalf of various finance companies.

         The average ACFC loan is for a term of two to three years. No single borrower accounts for more than 8.5% of ACFC's aggregate portfolio, and no more than 10% of ACFC's portfolio is concentrated in any single industry.

         ACFC's loans are "fully followed," which means that ACFC receives daily settlement statements of its borrowers' accounts receivable. ACFC participates in the collection of its borrowers' accounts receivable and requires that payments be made directly to an ACFC lock-box account. Availability under lines of credit is usually calculated daily. ACFC's credit committee, which includes members of senior management of HPSC, must approve all ACFC loans in advance.

         From its inception through December 31, 1998, ACFC has provided 57 lines of credit totaling approximately $70 million and currently has approximately $30 million of loans outstanding to 30 borrowers. The annual dollar volume of originations of new lines of credit by ACFC has grown from $5.0 million in 1994, to $12.1 million in 1995, $17.6 million in 1996, $24.8 million in 1997 and $23.1 million in 1998.

CREDIT AND ADMINISTRATIVE PROCEDURES

         The Company processes all credit applications, and monitors all existing contracts at its corporate headquarters in Boston, Massachusetts (other than ACFC applications and contracts, all of which are processed at ACFC's headquarters in West Hartford, Connecticut). The Company's credit procedures require the review, verification and approval of a potential customer's credit file, accurate and complete documentation, delivery of the equipment and verification of installation by the customer, and correct invoicing by the vendor. The type and amount of information and time required for a credit decision varies according to the nature, size and complexity of each transaction. In smaller, less complicated transactions, a decision can often be reached within one hour; more complicated transactions may require up to three or four days. Once the equipment is shipped and installed, the vendor invoices the Company. The Company verifies that the customer has received and accepted the equipment and obtains the customer's authorization to pay the vendor. Following this telephone verification, the file is forwarded to the accounting department for audit, booking and funding and to commence automated billing and transaction accounting procedures.

         Timely and accurate vendor payments are essential to the Company's business. In order to maintain its relationships with existing vendors and attract new vendors, the Company generally makes payments to vendors for financing transactions within one day of authorization to pay from the customer.

         ACFC's underwriting procedures include an evaluation of the collectibility of the borrower's receivables that are pledged to ACFC, including an evaluation of the validity of such receivables and the creditworthiness of the payors of such receivables. ACFC may also require its customers to pay for credit insurance with respect to its loans. The Loan Administration Officer of ACFC is responsible for maintaining lending standards and for monitoring loans and underlying collateral. Before approving a loan, ACFC examines the prospective customer's books and records and continues to make such examinations and to monitor its customers' operations as it deems necessary during the term of the loan. Loan officers are required to rate the risk of each loan made by ACFC and to update the rating upon receipt of any financial statement from the customer or when 90 days have elapsed since the date of the last rating. Loan loss reserves are based on a percentage of loans originated and an evaluation of the condition of the portfolio of loans outstanding. An account will be placed in non-accrual status when management determines that a customer is unable to service the debt and the collateral is deteriorating.

         The Company considers its finance portfolio assets to consist of two general categories based on such assets' relative risk.

         The first category of assets consists of the Company's lease contracts and notes receivable due in installments, which comprise approximately 87% of the Company's net investment in leases and notes at December 31, 1998 (85% at December 31, 1997). Substantially all of such contracts and notes are due from licensed medical professionals who practice in individual or small group practices. Such contracts and notes are at fixed interest rates and have terms ranging from 12 to 84 months. The Company believes that leases and notes entered into with medical professionals are generally "small-ticket," homogeneous transactions with similar risk characteristics. Except for the amounts described in the following paragraph related to asset-based lending, substantially all of the Company's historical provision for losses, charge offs, recoveries and allowance for losses have related to its lease contracts and notes due in installments.

         The second category of assets consists of the Company's notes receivable, which comprise approximately 13% of the Company's net investment in leases and notes at December 31, 1998 (15% at December 31, 1997). These notes receivable are primarily asset-based, revolving lines of credit to small and medium size commercial and industrial companies, at variable interest rates, and typically have terms of two to three years. The Company began commercial lending activities in mid-1994. Through December 31, 1998, the Company has had charge-offs of commercial notes receivable of $75,000. The provision for losses related to the commercial notes receivable was $147,000, $236,000 and $146,000 in 1998, 1997 and 1996, respectively. The amount of the allowance for losses related to the commercial notes receivable was $592,000 and $520,000 at December 31, 1998 and 1997, respectively.



ALLOWANCE FOR LOSSES AND CHARGE-OFFS

         The Company maintains an allowance for losses in connection with equipment financing contracts and other loans held in the Company's portfolio at a level which the Company deems sufficient to meet future estimated uncollectible receivables, based on an analysis of delinquencies, problem accounts, overall risks and probable losses associated with such contracts, and a review of the Company's historical loss experience. At December 31, 1998, this allowance for losses was 2.6% of the Company's net investment in leases and notes (before allowance). There can be no assurance that this allowance will prove to be adequate. Failure of the Company's customers to make scheduled payments under their financing contracts could require the Company to (i) make payments in connection with the recourse portion of its borrowing relating to such contract, (ii) forfeit its residual interest in any underlying equipment and (iii) forfeit cash collateral pledged as security for the Company's asset securitizations. In addition, although net charge-offs on the financing portfolio of the Company were less than 1% of the Company's average net investment in leases and notes (before allowance) for the year ended December 31, 1998, any increase in such losses or in the rate of payment defaults under the financing contracts originated by the Company could adversely affect the Company's ability to obtain additional funding, including its ability to complete additional asset securitizations.

         The Company's receivables are subject to credit risk. To reduce this risk, the Company has adopted stringent underwriting policies in approving leases and notes that are closely monitored by management. Additionally, certain of the Company's leases and notes receivable, which have been sold under certain sales agreements, are subject to recourse and estimated losses are provided for by the Company. Accounts are normally charged off when future payment is deemed unlikely.

         A summary of activity in the Company's allowance for losses for each of the years in the three-year period ended December 31, 1998 is as follows:

(in thousands)                     1998         1997          1996
                                 -------      -------       -------

Beginning balance                $(5,541)     $(4,562)      $(4,512)
Provision for losses              (4,201)      (2,194)       (1,564)
Charge-offs                        2,498        1,304         1,609
Recoveries                          (106)         (89)          (95)
                                 -------      -------       -------



Balance, end of year             $(7,350)     $(5,541)      $(4,562)
                                 =======      =======       =======


         The total contractual balances of delinquent lease contracts and notes receivable due in installments, both owned by the Company and owned by others and managed by the Company, over 90 days past due amounted to $9,967,000 at December 31, 1998 compared to $6,806,000 at December 31, 1997. An account is considered delinquent when not paid within thirty days of the billing due date.



FUNDING SOURCES

         General

         The Company's principal sources of funding for its financing transactions have been: (i) a revolving loan agreement with BankBoston as managing agent providing borrowing availability of up to $100 million (the "Revolver"), (ii) securitized limited recourse revolving credit facilities with wholly owned, special-purpose subsidiaries of the Company, HPSC Bravo Funding Corp. ("Bravo") and HPSC Capital Funding, Inc. ("Capital"), currently in the aggregate amount of $375 million, (iii) defined recourse fixed-term loans from and sales of financing contracts to savings banks and other purchasers and (iv) the Company's internally generated revenues. Management believes that the Company's liquidity is adequate to meet current obligations and future projected levels of financings and to carry on normal operations.

         Information about the Revolver, the securitization transactions and other funding sources referred to in the previous paragraph is incorporated by reference from Note C and D of the "Notes to Consolidated Financial Statements" at pages 11 through 13 of the 1998 Annual Report and "Management's Discussion and Analysis of Financial Condition" at pages 11 through 17 of this Annual Report on Form 10-K.



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

         The Company's centralized data processing system provides timely support for the marketing and service efforts of its salespeople and for equipment manufacturers and dealers. The system permits the Company to generate collection histories, vendor analysis, customer reports and credit histories and other data useful in servicing customers and equipment suppliers. The system is also used for financial and tax reporting purposes, internal controls, personnel training and management. The Company believes that its system is among the most advanced in the small-ticket equipment financing industry, giving the Company a competitive advantage based on the speed of its contract processing, control over credit risk and high level of service.

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

         Historically, the Company's equipment finance business has concentrated on leasing small-ticket dental, medical and office equipment. In the future, the Company may finance more expensive equipment than it has in the past. As it does so, the Company's competition can be expected to increase. In addition, the Company may face greater competition with its expansion into the practice finance and asset-based lending markets.

EMPLOYEES

         At December 31, 1998, the Company had 99 full-time employees, 15 of whom work for ACFC, and none of whom was represented by a labor union. Management believes that the Company's employee relations are good.

Item 2.  PROPERTIES

         The Company leases approximately 13,887 square feet of office space at 60 State Street, Boston, Massachusetts for approximately $34,000 per month. This lease expires on June 30, 2004 with a five-year extension option. ACFC leases approximately 4,101 square feet at 433 South Main Street, West Hartford, Connecticut for approximately $6,047 per month. This lease expires on August 31, 2001 with a three-year extension option. The Company's total rent expense for 1998 under all operating leases was $628,000. The Company also rents space as required for its sales locations on a shorter-term basis. The Company believes that its facilities are adequate for its current operations and for the foreseeable future.

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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The common stock of HPSC is traded on the NASDAQ National Market System. The high and low prices for the common stock as reported by NASDAQ for each quarter in the last two fiscal years, as well as the approximate number of record holders and information with respect to dividend restrictions, are incorporated by reference from page 24 of the 1998 Annual Report.

         The Company sold no equity securities during the period covered by this annual report on Form 10-K other than sales registered under the Securities Act of 1933, as amended.



Item 6.  SELECTED FINANCIAL DATA

         Selected financial data for each of the periods in the five year period ended December 31, 1998 is incorporated by reference from page 25 of the 1998 Annual Report.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL YEARS ENDED DECEMBER 31, 1998
AND DECEMBER 31, 1997

Earned income from leases and notes for 1998 was $32,961,000 (including $4,916,000 from ACFC) as compared to $23,691,000 (including $4,036,000 for ACFC) for 1997. This increase of approximately 39.1% was due primarily to the increase in the net investment in leases and notes from 1997 to 1998. The increase in net investment in leases and notes resulted primarily from an increase of approximately 19.0% in the Company's financing contract originations for fiscal 1998 to approximately $182,000,000 (including approximately $23,000,000 in ACFC line of credit originations, and excluding approximately $6,000,000 of initial direct costs) from approximately $153,000,000 (including approximately $24,000,000 in ACFC line of credit originations, and excluding approximately $4,500,000 of initial direct costs) for 1997. Pre-tax net gains on sales of leases and notes increased to $4,906,000 in 1998 compared to $3,123,000 in 1997. This increase was caused by improved margins associated with current year asset sales activity. Earned income on leases and notes is a function of the amount of net investment in leases and notes and the level of financing contract interest rates. Earned income is recognized using the interest method over the life of the net investment in leases and notes.

Interest expense net of interest income on cash balances for 1998 was $15,126,000 (45.9% of earned income) compared to $11,019,000 (46.5% of earned income) for 1997, an increase of 37.3%. The increase in net interest expense was due primarily to a 33.1% increase in debt levels from 1997 to 1998, which resulted primarily from increased borrowings to finance the Company's financing contract originations. The decrease as a percentage of earned income was due to lower interest rates on debt in 1998 as compared to 1997.

Net financing margin (earned income less net interest expense) for fiscal 1998 was $17,835,000 (54.1% of earned income) as compared to $12,672,000 (53.5% of earned income) for 1997. The increase in amount was due to higher earnings on a higher balance of earning assets. The increase in percentage of earned income was due to a higher percentage of the portfolio being matched to lower interest rate debt during 1998 as compared to 1997.

The provision for losses for fiscal 1998 was $4,201,000 (12.8% of earned income) compared to $2,194,000 (9.3% of earned income) for 1997. The increase in amount resulted from higher levels of new financings in 1998 and the Company's continuing evaluation of its portfolio quality, loss history and allowance for losses. The allowance for losses at December 31, 1998 was $7,350,000 (2.6% of net investment in leases and notes) as compared to $5,541,000 (2.6% of net investment in leases and notes) at December 31, 1997. Net charge-offs were approximately $2,400,000 in 1998 compared to $1,200,000 in 1997.

Selling, general and administrative expenses for fiscal 1998 were $15,021,000 (45.6% of earned income) as compared to $11,599,000 (49.0% of earned income) for 1997. The increase in amount resulted from increased staffing and systems and support costs required by higher volumes of financing activity in 1998 and costs incurred to permit anticipated near-term growth in financing activity. The increase in amount was also caused by increased compensation and related costs associated with the Company's 1995 Stock Incentive Plan as certain performance benchmarks in such plans related to the price of HPSC common stock were met and by the extension of certain five-year options which were scheduled to expire. The decrease as a percentage of earned income was the result of improved per unit costs on higher levels of originations and higher levels of owned portfolio assets.

The Company's income before income taxes for fiscal 1998 was $3,519,000 compared to $2,002,000 for 1997. The provision for income taxes was $1,543,000 (43.9% of income before tax) in 1998 compared to $881,000 (44.0%) in 1997.

The Company's net income for fiscal 1998 was $1,976,000 or $0.53 per basic share and $0.47 per diluted share, compared to $1,121,000 or $0.30 per basic share and $0.26 per diluted share for 1997. The increase in 1998 over 1997 was due to higher earned income from leases and notes, higher gains on sales of assets, and lower cost of funds, offset by increases in the provision for losses, higher selling, general and administrative expenses, and higher average debt levels.

Net profit contribution, representing income before interest and taxes (see Note L to Notes to Consolidated Financial Statements) from the licensed professional financing segment was $15,504,000 for the year ended December 31, 1998 compared to $10,607,000 for the comparable period in 1997, a 46% increase. The increase was due to an increase in earned income on leases and notes to $28,045,000 in 1998 compared to $19,712,000 in 1997, higher gain on sales of leases and notes of $4,906,000 in 1998 from $3,123,000 in 1997, offset by an increase in the provision for losses in 1998 to $4,054,000 from $1,958,000 in the prior year, as well as an increase in selling, general and administrative expenses to $13,393,000 in 1998 compared to $10,270,000 in 1997.

Net profit contribution (income before interest and taxes) from the commercial and industrial financing segment was $3,141,000 for the year ended December 31, 1998 compared to $2,414,000 for the comparable period in 1997, a 30% increase. The increase was due to an increase in earned interest and fee income on notes to $4,916,000 in 1998 compared to $3,979,000 in 1997; as well as a decrease in the provision for losses in 1998 to $147,000 from $236,000 in the prior year, offset by an increase in selling, general and administrative expenses to $1,628,000 in 1998 compared to $1,329,000 in 1997.

At December 31, 1998, the Company had approximately $81,000,000 of customer applications which had been approved but had not yet resulted in a completed transaction, compared to approximately $59,000,000 of such customer applications at December 31, 1997. Not all approved applications will result in completed financing transactions with the Company.

FISCAL YEARS ENDED DECEMBER 31, 1997
AND DECEMBER 31, 1996

Earned income from leases and notes for 1997 was $23,691,000 (including $4,036,000 from ACFC) as compared to $17,515,000 (including $2,643,000 for ACFC) for 1996. This increase of approximately 35.3% was due primarily to the increase in the net investment in leases and notes from 1996 to 1997. The increase in net investment in leases and notes resulted from an increase of approximately 45.7% in the Company's financing contract originations for fiscal 1997 to approximately $153,000,000 (including approximately $24,000,000 in ACFC line of credit originations, and excluding approximately $4,500,000 of initial direct costs) from approximately $105,000,000 (including approximately $18,000,000 in ACFC line of credit originations, and excluding approximately $3,800,000 of initial direct costs) for 1996. Gains on sales of leases and notes increased to $3,123,000 in 1997 compared to $1,572,000 in 1996. This increase was caused by higher levels of sales activity in 1997. Earned income on leases and notes is a function of the amount of net investment in leases and notes and the level of financing contract interest rates. Earned income is recognized using the interest method over the life of the net investment in leases and notes.

Interest expense net of interest income on cash balances for 1997 was $11,019,000 (46.5% of earned income) compared to $7,885,000 (45.0% of earned income) for 1996, an increase in amount of 39.7%. The increase in net interest expense was due primarily to a 56.7% increase in debt levels from 1996 to 1997, which resulted primarily from increased borrowings to finance the company's financing contract originations.

Net financing margin (earned income less net interest expense) for fiscal 1997 was $12,672,000 (53.5% of earned income) as compared to $9,630,000 (55.0% of earned income) for 1996. The increase in amount was due to higher earnings on a higher balance of earning assets.

The provision for losses for fiscal 1997 was $2,194,000 (9.3% of earned income) compared to $1,564,000 (8.9% of earned income) for 1996. This increase in amount resulted from higher levels of new financings in 1997 and the Company's continuing evaluation of its allowance for losses. The allowance for losses at December 31, 1997 was $5,541,000 (2.6% of net investment in leases and notes) as compared to $4,562,000 (3.0% of net investment in leases and notes) at December 31, 1996. Net charge-offs were approximately $1,200,000 in 1997 compared to $1,500,000 in 1996.

Selling, general and administrative expenses for fiscal 1997 were $11,599,000 (49.0% of earned income) as compared to $8,059,000 (46.0% of earned income) for 1996. This increase resulted from increased staffing and systems and support costs required by higher volumes of financing activity in 1997 and to permit anticipated near-term growth in financing activity.

The Company's income before income taxes for fiscal 1997 was $2,002,000 compared to $1,579,000 for 1996. The provision for income taxes was $881,000 (44.0% of income before tax) in 1997 compared to $704,000 (44.6%) in 1996.

The Company's net income for fiscal 1997 was $1,121,000 or $0.30 per basic share and $0.26 per diluted share, compared to $875,000 or $0.23 per basic share and $0.20 per diluted share for 1996. The increase in 1997 over 1996 was due to higher earned income from leases and notes and gains on sales, offset by increases in the provision for losses, higher selling, general and administrative expenses, and higher average debt levels in 1997.

Net profit contribution, representing income before interest and taxes (see Note L to Notes to Consolidated Financial Statements) from the licensed professional financing segment was $10,607,000 for the year ended December 31, 1997 compared to $7,943,000 for the comparable period in 1996, a 34% increase. The increase was due to an increase in earned income on leases and notes to $19,712,000 in 1998 compared to $14,899,000 in 1997, higher gain on sales of leases and notes of $3,123,000 in 1997 from $1,572,000 in 1996, offset by an increase in the provision for losses in 1998 to $1,958,000 from $1,381,000 in the prior year, as well as an increase in selling, general and administrative expenses to $10,270,000 in 1997 compared to $7,147,000 in 1996.

Net profit contribution (income before interest and taxes) from the commercial and industrial financing segment was $2,414,000 for the year ended December 31, 1997 compared to $1,521,000 for the comparable period in 1996, a 59% increase. The increase was due to an increase in earned interest and fee income on notes to $3,979,000 in 1997 compared to $2,616,000 in 1996, offset by an increase in the provision for losses in 1997 to $236,000 from $183,000 in the prior year, as well as an increase in selling, general and administrative expenses to $1,329,000 in 1997 compared to $912,000 in 1996.

At December 31, 1997, the Company had approximately $59,000,000 of customer applications which had been approved but had not yet resulted in a completed transaction, compared to approximately $47,500,000 of such customer applications at December 31, 1996. Not all approved applications will result in completed financing transactions with the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financing activities require substantial amounts of capital, and its ability to originate new financing transactions is dependent on the availability of cash and credit. The Company currently has access to credit under the Revolver, its securitization transactions with Bravo and Capital, and loans secured by financing contracts. The Company obtains cash from sales of its financing contracts under its securitization facilities and from lease and note payments received. Substantially all of the assets of HPSC and ACFC and the stock of ACFC have been pledged to HPSC's lenders as security under HPSC's various short- and long-term credit arrangements. Borrowings under the securitizations are secured by financing contracts, including the amounts receivable thereunder and the assets securing the financing contracts. The securitizations are limited recourse obligations of the Company, structured so that the cash flow from the securitized financing contracts services the debt. In these limited recourse transactions, the Company retains some risk of loss because it shares in any losses incurred and it may forfeit the residual interest, if any, that it has in the securitized financing contracts should a default occur. The Company's borrowings under the Revolver (as defined below) are full recourse obligations of HPSC. The Company's borrowings under the Revolver are used to provide asset based lending within ACFC as well as to temporarily fund new financing contracts entered into by the Company. These borrowings are repaid with the proceeds obtained from other full or limited recourse financings and cash flow from the Company's financing transactions.

At December 31, 1998, the Company had $14,171,000 in cash, cash equivalents and restricted cash as compared to $9,137,000 at the end of 1997. As described in Note C to the Company's Consolidated Financial Statements, $9,588,000 of such cash was restricted pursuant to financing agreements as of December 31, 1998, compared to $7,000,000 at December 31, 1997.

Cash provided by operating activities was $8,811,000 for the year ended December 31, 1998 compared to $5,278,000 in 1997 and $6,680,000 in 1996. The significant components of cash provided by operating activities in 1998 as compared to 1997 were an increase in net income in 1998 to $1,976,000 from $1,121,000 in 1997, an increase in the gain on sales of leases and notes to $4,906,000 in 1998 from $3,123,000 in 1997, which resulted from improved margins associated with current year asset sales activity, and a decrease in refundable income taxes of $1,996,000 in 1998 compared to an increase of $1,567,000 in 1997, offset by a decrease in accounts payable and accrued liabilities of $920,000 in 1998 compared to an increase of $346,000 for the same period in 1997.

Cash used in investing activities was $68,909,000 for the year ended December 31, 1998 compared to $69,298,000 in 1997 and $34,406,000 in 1996. The primary component of cash used in investing activity for 1998 as compared to 1997 was an increase in originations of lease contracts and notes receivable to $166,672,000 in 1998 from $135,625,000 in 1997. This use of cash was offset by an increase in portfolio receipts of $59,365,000 in 1998 from $48,889,000 in 1997, an increase in notes receivable of $289,000 in 1998 as compared to $16,729,000 in 1997, and an increase in proceeds from sales of lease contracts and notes receivable to $38,696,000 in 1998 from $33,039,000 in 1997.


Cash provided by financing activities was $62,544,000 for the year ended December 31, 1998 compared to $63,981,000 in 1997 and $29,041,000 in 1996. The significant components of cash provided by financing activities in 1998 as compared to 1997 were an increase in the net proceeds from senior notes in 1998 to $111,474,000 from $100,087,000 in 1997, net proceeds from revolving notes payable of $10,000,000 in 1998 compared to net repayments of $1,000,000 in 1997, and an increase in restricted cash of $2,588,000 in the current year compared to $231,000 in 1997, offset by repayments of senior notes of $61,030,000 in 1998 compared to $53,125,000 in 1997 as well as no senior subordinated note borrowings in 1998.

On December 27, 1993, the Company raised $70,000,000 through an asset securitization transaction in which its wholly-owned subsidiary, Funding I, issued senior secured notes (the "Funding I Notes") at a rate of 5.01%. The Funding I Notes were secured by a portion of the Company's portfolio which it sold in part and contributed in part to Funding I. Proceeds of this financing were used to retire $50,000,000 of 10.125% senior notes due December 28, 1993, and $20,000,000 of 10% subordinated notes due January 15, 1994. Under the terms of the Funding I Notes, when the principal balance equals the balance of the restricted cash in the facility, the Funding I Notes are paid off from the restricted cash and Funding I terminates. This occurred in June of 1997. Due to this early termination, the Company incurred a $175,000 non-cash, non-operating charge against earnings in both the first and second quarters of 1997 representing the partial early recognition of certain unamortized deferred transaction origination costs.

In December 1996, the Company executed a Second Amended and Restated Revolving Loan Agreement with BankBoston as Managing Agent (the "Revolving Loan Agreement" or "Revolver"), providing availability up to $95,000,000. In December 1997, this agreement was extended on the same terms and conditions until March 1998, providing availability of $60,000,000. In March 1998, the Company executed a Third Amended and Restated Revolving Loan Agreement with BankBoston as Managing Agent, providing availability up to $100,000,000 through March 16, 1999. In March 1999, this agreement was extended under the same terms and conditions through May 14, 1999, providing availability up to $86,000,000. It is anticipated the Company will execute a Fourth Amended and Restated Revolving Loan Agreement in May 1999 which will provide the Company availability up to $100,000,000 through May 2000. Under the Revolver, the Company may borrow at variable rates of prime and at LIBOR plus 1.35% to 1.50%, depending on certain performance covenants. At December 31, 1998, the Company had $49,000,000 outstanding under this facility and $51,000,000 available for borrowing, subject to borrowing base limitations. The Revolver is not currently hedged and is, therefore, exposed to upward movements in interest rates.

As of January 31, 1995, the Company, along with its wholly-owned, special-purpose subsidiary Bravo Funding Corp. ("Bravo"), established a $50,000,000 revolving credit facility (the "Bravo Facility") structured and guaranteed by Capital Markets Assurance Corporation ("CapMAC", subsequently acquired by MBIA in February 1998). Under the terms of the facility, Bravo, to which the Company has sold and may continue to sell or contribute certain of its portfolio assets, pledges its interests in these assets to a commercial paper conduit entity. Bravo incurs interest at variable rates in the commercial paper market and enters into interest rate swap agreements to assure fixed rate funding. Monthly settlements of principal and interest payments are made from the collection of payments on Bravo's portfolio. HPSC may make additional sales to Bravo subject to certain covenants regarding Bravo's portfolio performance and borrowing base calculations. The Company is the servicer of the Bravo portfolio, subject to meeting certain covenants. The required monthly payments of principal and interest to purchasers of the commercial paper are guaranteed by MBIA pursuant to the terms of the Bravo Facility. In November, 1996, the Bravo Facility was increased to $100,000,000 and amended to provide that up to $30,000,000 of the Bravo Facility may be used as sales of receivables from Bravo for accounting purposes. In June 1998, the Bravo Facility was further amended by increasing availability to $225,000,000 with $67,500,000 available to be used for sale accounting treatment. The Company had $61,506,000 outstanding under the loan portion of the Bravo Facility at December 31, 1998, and in connection with these borrowings, had 19 separate interest rate swap agreements with BankBoston with a total notional value of $57,120,000. The Company had $44,549,000 outstanding from sales of receivables under the sale portion of the Bravo Facility and in connection with this portion of the facility, had 9 separate interest rate swap agreements with BankBoston with a total notional value of $45,860,000 at December 31, 1998.

In April 1995, the Company entered into a fixed rate, fixed term loan agreement with Springfield Institution for Savings ("SIS") under which the Company borrowed $3,500,000 at 9.5% subject to certain recourse and performance covenants. In July 1997, the Company entered into another fixed rate, fixed term loan agreement with SIS under which the Company borrowed an additional $3,984,000 at 8% subject to the same conditions as the first loan. The Company had approximately $2,781,000 outstanding under these agreements at December 31, 1998.

In March 1997, the Company issued $20,000,000 of unsecured senior subordinated notes due 2007 ("Senior Subordinated Note") bearing interest at a fixed rate of 11% (the "Note Offering"). The Company received approximately $18,300,000 in net proceeds from the Note Offering and used such proceeds to repay amounts outstanding under the Revolver Agreement.

In June 1997, the Company, along with its wholly-owned, special purpose subsidiary, HPSC Capital Funding, Inc. ("Capital"), established a $100,000,000 Lease Receivable Purchase Agreement with EagleFunding Capital Corporation ("Eagle"). Under the terms of the facility (the "Capital Facility"), Capital, to which the Company may sell certain of its portfolio assets from time to time, pledges or sells its interests in these assets to Eagle, a commercial paper conduit entity. Capital may borrow at variable rates in the commercial paper market and may enter into interest rate swap agreements to assure fixed rate funding. Monthly settlements of the borrowing base and any applicable principal and interest payments will be made from collections of Capital's portfolio. The Company is the servicer of the Capital portfolio subject to certain covenants. The required monthly payments of principal and interest to purchasers of the commercial paper are guaranteed by BankBoston pursuant to the terms of the facility. In April 1998, the Capital Facility was amended to increase availability to $150,000,000 under the same terms and conditions through April 2001. The Company had $110,254,000 of indebtedness outstanding under the loan portion of the Capital Facility at December 31, 1998, and in connection with these borrowings had 14 separate interest rate swap agreements with BankBoston with a total notional value of $105,241,000. The Company had $16,073,000 outstanding from sales of receivables under the sale portion of the Capital Facility and in connection with this portion of the facility, had 3 separate interest rate swap agreements with BankBoston with a total notional value of $14,657,000 at December 31, 1998.

In September 1998, the Company initiated a stock repurchase program under which up to 175,000 shares of the Company's common stock may be repurchased from a pool of up to $1,700,000, subject to market conditions, in open market or negotiated transactions on the NASDAQ National Market. Based on year end market prices, the shares subject to repurchase represent approximately 3.7% of the outstanding common stock. No minimum number or value of shares to be repurchased has been fixed, nor has a time limit been established for the duration of the repurchase program. The Company expects to use the repurchased stock to meet the current and future requirements of its employee stock plans. In 1998, the Company repurchased an aggregate of 131,100 shares of its common stock for approximately $1,020,000.

Management believes that the Company's liquidity, resulting from the availability of credit under the Revolver Agreement, the Bravo Facility, the Capital Facility and loans from savings banks, along with cash obtained from the sales of its financing contracts and from internally generated revenues is adequate to meet current obligations and future projected levels of financings and to carry on normal operations. In order to finance adequately its anticipated growth, the Company will continue to seek to raise additional capital from bank and non-bank sources, make selective use of asset sale transactions in 1999 and use its current credit facilities. The Company expects that it will be able to obtain additional capital at competitive rates, but there can be no assurance it will be able to do so.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of its business, the Company is subject to a variety of risks, including market risk associated with interest rate movements. The Company is exposed to such interest rate risk from the time elapsed between the approval of a transaction with a customer and when permanent fixed rate financing is secured. The Company does not hold or issue financial instruments for trading purposes.

The Company temporarily funds its new fixed rate financing contracts through variable rate revolving credit borrowings until permanent fixed rate financing is secured through its securitization facilities. The Company's exposure to interest rate risk relates to changes in interest rates between the time a new financing contract is approved and the time the permanent, fixed-rate financing is completed. The Company believes that it mitigates this exposure by obtaining such permanent financing generally within 60 days of the activation date of the new financing contract and believes it will be able to continue this operating strategy.

The Company manages its exposure to interest rate risk by entering into interest rate swap agreements under its securitization transactions. These swap agreements have the effect of converting the Company's debt from securitizations from a variable rate to a fixed rate. Changes in interest rates would result in unrealized gains or losses in the market value of the fixed rate debt to the extent of differences between current market rates and the actual stated rates for these debt instruments. Assuming all swap agreements were to be terminated, the cost to the Company would have been approximately $2,958,000 at December 31, 1998. Assuming a hypothetical 10% change in interest rates from current weighted average swap rates, the cost to the Company for terminating such swap agreements would have been approximately $4,895,000 at December 31, 1998.

The carrying value of the Company's fixed rate debt at December 31, 1998 was $194,541,000. The estimated fair value of this debt was $197,082,000, which was determined by applying the fixed rate that the Company received on its securitization transaction in December 1998 against the entire outstanding fixed rate debt balance at December 31, 1998. The Company's variable rate debt at December 31, 1998 was $49,000,000, which approximated fair value. Assuming a hypothetical 10% change in interest rates from current weighted average debt rates, market risk for the fixed rate debt is estimated as the potential change in the fair value of the debt, which would have approximated $3,373,000 at December 31, 1998. The effect of a 10% hypothetical change in interest rates on the Company's variable rate debt would have changed the Company's consolidated interest expense by $348,000 for the year ended December 31, 1998.

The Company's portfolio of financing contracts originated in its licensed professional financing segment are fixed rate, non-cancelable, full payout lease contracts and notes receivable due in installments. At December 31, 1998, the carrying value of these assets, including the retained interest of sold assets, was approximately $246,984,000, which approximated fair value. Assuming implicit rates changed by a hypothetical 10% from current weighted average implicit rates, the effect on the fair value of the Company's fixed rate financing contracts would have approximated $2,725,000 at December 31, 1998.

The Company's variable rate assets are generally comprised of financing contracts originated by its commercial asset-based lending subsidiary, ACFC. These financing agreements are structured as variable rate lines of credit extended to various commercial and industrial entities, collateralized by accounts receivable, inventory, or fixed assets, generally for periods of two to three years. At December 31, 1998, the carrying value of these assets was approximately $30,991,000 which approximated fair value. The effect of a hypothetical 10% change in interest rates on the Company's variable rate financing contracts would have changed the Company's consolidated interest income by $412,000 for the year ended December 31, 1998.

For additional information about the Company's financial instruments, see Note K in Notes to Consolidated Financial Statements.

YEAR 2000 ISSUES
The year 2000 issue relates to the inability of computer applications to distinguish between years with the same last two digits in different centuries such as 1900 and 2000. In 1996, the Company, along with its subsidiary, ACFC, began a review to assess the year 2000 readiness of all of its information technology ("IT") systems. In 1998, the Company expanded this review to include non-IT systems, including embedded software such as the Company's telephone system, as well as the systems of third parties who are important business partners with the Company.

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

The Company is currently monitoring the year 2000 progress of its major service providers of non-IT systems, including embedded systems and software, as well as of its third party business partners such as banking institutions and customers. The Company has recently begun a review of the systems of major customers of its subsidiary, ACFC. The Company continues to work to obtain written assurances from all such identified third parties. In situations where any of these third parties are not yet compliant, the Company will closely monitor such party's plans to implement the changes necessary to become compliant.

The Company's target is to complete its year 2000 compliance review by the second quarter of 1999. Expenses incurred to date associated with implementing the year 2000 review process have not been material. The Company does not separately track the internal costs associated with the year 2000 project. All such costs, which primarily consist of payroll and IT related consulting costs, have been expensed as incurred. The Company does not anticipate that any remaining costs will have a material impact on the future financial position or results of operations of the Company.

The estimates and conclusions stated above contain forward-looking statements and are based on management's best estimates of future events. These statements should be read in conjunction with the Company's disclosures under the heading "Forward-Looking Statements".

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Discussion regarding Quantitative and Qualitative Disclosures About Market Risk is included in Management's Discussion and Analysis of Financial Condition and Results of Operations at pages 15 and 16 of this annual report on Form 10-K.



                           FORWARD-LOOKING STATEMENTS

         This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act. Discussions containing such forward-looking statements may be found in the material set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" sections of this Form 10-K, as well as within the annual report generally. When used in this annual report, the words "believes,"

"anticipates," "expects," "plans," "intends," "estimates," "continue," "could," "may" or "will" (or the negative of such words) and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially from those described in the forward-looking statements as a result of the risk considerations set forth below under the heading "Certain Considerations" and the matters set forth in this annual report generally. HPSC cautions the reader, however, that such list of considerations may not be exhaustive. HPSC undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

                             CERTAIN CONSIDERATIONS

Dependence on Funding Sources; Restrictive Covenants. The Company's financing activities are capital intensive. The Company's revenues and profitability are related directly to the volume of financing contracts it originates. To generate new financing contracts, the Company requires access to substantial short- and long-term credit. To date, the Company's principal sources of funding for its financing transactions have been (i) a revolving credit facility with BankBoston, as Agent, for borrowing up to $100 million (the "Revolver"), (ii) $375 million in limited recourse revolving credit facilities with Bravo and Capital, (iii) fixed-rate, full recourse term loans from several savings banks,
(iv) specific recourse sales of financing contracts to savings banks and other purchasers, (v) the issuance of Subordinated Debt in 1997 and (vi) the Company's internally generated revenues. The Company extended its revolving credit facility on March 14, 1999 to May 14, 1999 and plans to renew the facility until May 2000 at that time, but there can be no assurance that it will be able to renew or extend this agreement at its expiration or complete additional asset securitizations or obtain other additional financing when needed and on acceptable terms. The Company would be adversely affected if it were unable to continue to secure sufficient and timely funding on acceptable terms. The agreement governing the Revolver (the "Revolver Agreement") contains numerous financial and operating covenants. There can be no assurance that the Company will be able to maintain compliance with these covenants, and failure to meet such covenants would result in a default under the Revolver Agreement. Moreover, the Company's financing arrangements with Bravo and Capital and the savings banks described above incorporate the covenants and default provisions of the Revolver Agreement. Thus, any default under the Revolver Agreement will also trigger defaults under these other financing arrangements. In addition, the Indenture, dated March 20, 1997, between the Company and State Street Bank and Trust Company, as Trustee contains certain covenants that could restrict the Company's access to funding.

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

Customer Credit Risks. The Company maintains an allowance for doubtful accounts in connection with payments due under financing contracts originated by the Company (whether or not such contracts have been securitized, held as collateral for loans to the Company or sold) at a level which the Company deems sufficient to meet future estimated uncollectible receivables, based on an analysis of the delinquencies, problem accounts, and overall risks and probable losses associated with such contracts, together with a review of the Company's historical credit loss experience. There can be no assurance that this allowance will prove to be adequate. Failure of the Company's customers to make scheduled payments under their financing contracts could require the Company to (i) make payments in connection with its recourse loan and asset sale transactions, (ii) lose its residual interest in any underlying equipment and (iii) forfeit collateral pledged as security for the Company's limited recourse asset securitizations. In addition, although the charge-offs on the portfolio of the Company were less than 1% of the Company's average net investment in leases and notes for 1998, any increase in such losses or in the rate of payment defaults under the financing contracts originated by the Company could adversely affect the Company's ability to obtain additional financing, including its ability to complete additional asset securitizations and secured asset sales or loans. There can be no assurance that the Company will be able to maintain or reduce its current level of credit losses.

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

Interest Rate Risk. Except for approximately $30 million of the Company's financing contracts, which are at variable interest rates with no scheduled payments, the Company's financing contracts require the Company's customers to make payments at fixed interest rates for specified terms. However, approximately $49 million of the Company's borrowings currently are subject to a variable interest rate. Consequently, an increase in interest rates, before the Company is able to secure fixed-rate, long-term financing for such contracts or to generate higher-rate financing contracts to compensate for the increased borrowing cost, could adversely affect the Company's business, operating results and financial condition. The Company's ability to secure additional long-term financing at favorable rates and to generate higher-rate financing contracts is limited by many factors, including competition, market and general economic conditions and the Company's financial condition.

Residual Value Risk. At the inception of its equipment leasing transactions, the Company estimates what it believes will be the fair market value of the financed equipment at the end of the initial lease term and records that value (typically 10% of the initial purchase price) on its balance sheet. The Company's results of operations depend, to some degree, upon its ability to realize these residual values (as of December 31, 1998, the estimated residual value of equipment at the end of the lease term was approximately $15 million, representing approximately 5% of the Company's total assets). Realization of residual values depends on many factors, several of which are not within the Company's control, including, but not limited to, general market conditions at the time of the lease expiration; any unusual wear and tear on the equipment; the cost of comparable new equipment; the extent, if any, to which the equipment has become technologically or economically obsolete during the contract term; and the effects of any new government regulations. If, upon the expiration of a lease contract, the Company sells or refinances the underlying equipment and the amount realized is less than the original recorded residual value for such equipment, a loss reflecting the difference will be recorded on the Company's books. Failure to realize aggregate recorded residual values could thus have an adverse effect on the Company's business, operating results and financial condition.

Sales of Receivables. As part of the Company's portfolio management strategy and as a source of funding of its operations, the Company has sold selected pools of its lease contracts and notes receivable due in installments to a variety of savings banks and as part of both the Bravo and Capital securitization facilities. Each of these transactions is subject to certain covenants that require the Company to (i) repurchase financing contracts from the bank and/or make payments under certain circumstances, including the delinquency of the underlying debtor, and (ii) service the underlying financing contracts. The Company carries a reserve for each transaction in its allowance for losses and recognizes a gain that is included for accounting purposes in net revenues for the year in which the transaction is completed. Each of these transactions incorporates the covenants under the Revolver as such covenants were in effect at the time the asset sale or loan agreement was entered into. Any default under the Revolver may trigger a default under the loan or asset sale agreements. The Company may enter into additional asset sale agreements in the future in order to manage its liquidity. The level of reserves established by the Company in relation to these sales may not prove to be adequate. Failure of the Company to honor its repurchase and/or payment commitments under these agreements could create an event of default under the loan or asset sale agreements and under the Revolver. There can be no assurance that a continuing market can be found to sell these types of assets or that the purchase prices in the future would generate comparable gain recognition.

Dependence on Sales Representatives. The Company is, and its growth and future revenues are, dependent in a large part upon (i) the ability of the Company's sales representatives to establish new relationships, and maintain existing relationships, with equipment vendors, distributors and manufacturers and with healthcare providers and other customers and (ii) the extent to which such relationships lead equipment vendors, distributors and manufacturers to promote the Company's financing services to potential purchasers of their equipment. As of December 31, 1998, the Company had 21 field sales representatives and 15 in-house sales personnel. Although the Company is not materially dependent upon any one sales representative, the loss of a group of sales representatives could, until appropriate replacements were obtained, have a material adverse effect on the Company's business, operating results and financial condition.

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

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The information required by this item together with the Independent Auditors' Report is incorporated by reference from pages 4 through 23 of the 1998 Annual Report. (See also the "Financial Statement Schedule" filed under Item 14 of this Form 10-K.)


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not Applicable.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item is incorporated by reference from the sections captioned "PROPOSAL ONE -- ELECTION OF DIRECTORS -- Nominees for Class I Directors," " - Members of the Board of Directors Continuing in Office" and "
- Other Executive Officers" and "VOTING SECURITIES - Section 16(a) Beneficial Ownership Reporting Compliance" in the 1999 Proxy Statement to be filed not later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K.


Item 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the sections captioned "EXECUTIVE COMPENSATION - Summary Compensation Table," " - Stock Loan Program," " - Supplemental Executive Retirement Plan," " - Option Grants in Last Fiscal Year," " - Aggregated Option Exercises and Year-End Values," - Employment Agreements, Termination of Employment and Change of Control Arrangements" and " - Compensation of Directors" in the 1999 Proxy Statement to be filed not later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K.



Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference from the section captioned "VOTING SECURITIES -- Share Ownership of Certain Beneficial Owners and Management" in the 1999 Proxy Statement to be filed not later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Not Applicable

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                          PAGE NUMBER IN
(a) 1.  FINANCIAL STATEMENTS                            1998 ANNUAL REPORT
        --------------------                            ------------------
Incorporated by reference from the Company's
Annual Report to Stockholders for the fiscal year ended December 31, 1998

   Consolidated Balance Sheets at December 31,
   1998 and December 31, 1997                                   4

   Consolidated Statements of Operations for each
   of the three years in the period ended
   December 31, 1998                                            5

   Consolidated Statements of Changes in Stock-
   holders' Equity for each of the three years in
   the period ended December 31, 1998                           6

   Consolidated Statements of Cash Flows for
   each of the three years in the period ended
   December 31, 1998                                            7


   Independent Auditors' Report                                23





(a) 2.  FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules have been omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.


(a) 3  EXHIBITS
Exhibits

--------
Management contracts or compensatory plans or arrangements required to be filed as exhibits are identified by an asterisk.

   NO.                       TITLE                            METHOD OF FILING

3.1                Restated Certificate of              Incorporated by reference to
                   Incorporation of HPSC, Inc.          Exhibit 3.1 to HPSC's Annual
                                                        Report on Form 10-K for
                                                        the fiscal year ended
                                                        December 31, 1995.

3.2                Certificate of Amendment to          Incorporated by reference to
                   Restated Certificate of              Exhibit 3.2 to HPSC's Annual
                   Incorporation of HPSC, Inc. filed    Report on Form 10-K for the fiscal
                   in Delaware on September 14, 1987    year ended December 31, 1995.

3.3                Certificate of Amendment to          Incorporated by reference to
                   Restated Certificate of              Exhibit 3.3 to HPSC's Annual
                   Incorporation of HPSC, Inc. filed    Report on Form 10-K for the fiscal
                   in Delaware on May 22, 1995          year ended December 31, 1995.

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

*10.5              Employment Agreement between HPSC,   Incorporated by reference to
                   Inc. and Rene Lefebvre dated April   Exhibit 10.2 to HPSC's Quarterly
                   23, 1998                             Report on Form 10-Q for the
                                                        quarter ended June 30, 1998

*10.6              HPSC, Inc. Employee Stock            Incorporated by reference to
                   Ownership Plan Agreement dated       Exhibit 10.9 to HPSC's Annual
                   December 22, 1993 between HPSC,      Report on Form 10-K for the
                   Inc. and John W. Everets and         fiscal year ended December 25,
                   Raymond R Doherty, as trustees       1993

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

*10.9              Third Amendment effective January    Incorporated by reference to
                   1, 1993 to HPSC, Inc. Employee       Exhibit 10.12 to HPSC's Annual
                   Stock Ownership Plan                 Report on Form 10-K for the
                                                        fiscal year ended December 31,
                                                        1994

*10.10             HPSC, Inc. 1994 Stock Plan           Incorporated by reference to
                   dated as of March 23, 1994 and       Exhibit 10.4 to HPSC's Quarterly
                   related forms of Nonqualified        Report on Form 10-Q for the
                   Option Grant and Option              quarter ended June 25, 1994
                   Exercise Form

*10.11             HPSC, Inc. Supplemental Executive    Incorporated by reference to
                   Retirement Plan dated as of          Exhibit 10.12 to HPSC's Annual
                   January 1, 1997                      Report on Form 10-K for the
                                                        fiscal year-ended December 31,
                                                        1997

*10.12             First Amendment dated March 15,      Filed herewith
                   1999 to HPSC, Inc. Supplemental
                   Executive Retirement Plan dated as
                   of January 1, 1997

*10.13             HPSC, Inc. 401(k) Plan dated         Incorporated by reference to
                   February, 1993 between HPSC,         Exhibit 10.15 to HPSC's Annual
                   Inc. and Metropolitan Life           Report on Form 10-K for the
                   Insurance Company                    fiscal year ended December 25, 1993

10.14              Third Amended and Credit Agreement   Incorporated by reference to
                   dated as of March 16, 1998 among     Exhibit 10.14  to HPSC's Annual
                   HPSC, Inc., BankBoston               Report on Form 10-K for the
                   individually and as Agent and the    fiscal year ended December 31,
                   Banks named therein                  1997

10.15              First Amendment dated June 29,       Filed herewith
                   1998 to Third Amended and Restated
                   Credit Agreement dated as of March
                   16, 1998 among HPSC, Inc.,
                   BankBoston, individually and as
                   Agent and the Banks named therein.

10.16              Second Amendment dated March 14,     Filed herewith
                   1999 to Third Amended and Restated
                   Credit Agreement dated  as of
                   March 16, 1998 among  HPSC, Inc.,
                   Bank Boston, individually and as
                   Agent,  and the banks named therein


10.17              Purchase and Contribution            Incorporated by reference to
                   Agreement dated as of                Exhibit 10.31 to HPSC's Annual
                   January 31, 1995 between             Report on Form 10-K for the fiscal
                   HPSC, Inc. and HPSC Bravo            year ended December 31, 1994
                   Funding Corp.

10.18              Amendment No. 4 dated June 29,       Incorporated by reference to
                   1998 to Purchase and Contribution    Exhibit 10.7 to HPSC, Inc.'s
                   Agreement, dated January 31, 1995    Quarterly Report on Form 10-Q for
                   by and among HPSC, Inc. and Bravo    the quarter ended June 30, 1998
                   Funding Corp.

10.19              Credit Agreement dated as of         Incorporated by reference to
                   January 31, 1995 among               Exhibit 10.32 to HPSC's Annual
                   HPSC Bravo Funding Corp.,            Report on Form 10-K for the fiscal
                   Triple-A One Funding                 year ended December 31, 1994
                   Corporation, as lender, and
                   CapMAC, as Administrative
                   Agent and as Collateral Agent

10.20              Agreement to furnish copies of       Incorporated by reference to
                   Omitted Exhibits to Certain          Exhibit 10.33 to HPSC's Annual
                   Agreements with HPSC Bravo           Report on Form 10-K for the
                   Funding Corp.                        fiscal year ended December 31, 1994

10.21              Amendment documents, effective       Incorporated by reference to
                   November 5, 1996 to Credit           Exhibit 10.26 to HPSC's
                   Agreement dated as of January 31,    Registration Statement on Form S-1
                   1995 among HPSC Bravo Funding        filed January 30, 1997
                   Corp., Triple-A Funding
                   Corporation, as Lender, and
                   CapMAC, as Administrative Agent
                   and as Collateral Agent

10.22              Amendment No. 3 dated June 29,       Incorporated by reference to
                   1998 to Credit Agreement dated       Exhibit 10.6 to HPSC's Quarterly
                   January 31, 1995 by and among        Report on Form 10-Q for the
                   HPSC Bravo Funding Corp.,            quarter ended March 30, 1998
                   Triple-A One Funding Corporation
                   and CapMac, as Administrative
                   Agent and Collateral Agent

10.23              Lease Receivables Purchase           Incorporated by reference to
                   Agreement dated as of June 27,       Exhibit 10.1 to HPSC's Quarterly
                   1997 among HPSC Capital Funding,     Report on Form 10-Q for the
                   Inc., as Seller, HPSC, Inc. as       quarter ended September 30, 1997.
                   Service and Custodian,
                   EagleFunding Capital Corporation
                   as Purchaser and BankBoston
                   Securities, Inc. as Deal Agent

10.24              Appendix A to EagleFunding           Incorporated by reference to
                   Purchase Agreement (Definitions      Exhibit 10.2 to HPSC's Quarterly
                   List Attached).                      Report on Form 10-Q for the
                                                        quarter ended September 30, 1997

10.25              Purchase and Contribution            Incorporated by reference to
                   Agreement dated as of June 27,       Exhibit 10.3 to HPSC's Quarterly
                   1997 Between HPSC Capital            Report on Form 10-Q for the
                   Funding, Inc. as the Buyer, and      quarter ended September 30, 1997
                   HPSC, Inc. as the Originator and
                   the Servicer.

10.26              Undertaking to Furnish Certain       Incorporated by reference to
                   Copies of Omitted Exhibits to        Exhibit 10.4 to HPSC's Quarterly
                   Exhibit 10.19 and 10.21 hereof.      Report on Form 10-Q for the
                                                        quarter ended September 30, 1997.

10.27              Amendment No. 2, dated April 30,     Incorporated by reference to
                   1998 to Lease Receivable Purchase    Exhibit 10.4 to HPSC's Quarterly
                   Agreement dated June 27, 1997, by    Report on Form 10-Q for the
                   and among HPSC Capital Funding,      quarter ended June 30, 1998
                   Inc. (Seller), EagleFunding
                   Capital Corporation (Purchaser),
                   HPSC, Inc. (Servicer and
                   Custodian), and BankBoston
                   Securities, Inc. (Deal Agent)

10.28              Indenture dated as of March 20,      Incorporated by reference to
                   1997 between HPSC, Inc. and State    HPSC's  Exhibit 10.28 to HPSC's
                   Street Bank and Trust  Company,      Annual Report on Form 10K for the
                   as Trustee                           fiscal year ended December 31, 1997

*10.29             Amended and Restated HPSC, Inc.      Incorporated by reference to
                   1995 Stock Incentive Plan            Exhibit 10.27 to HPSC's Annual
                                                        Report on Form 10-K for the fiscal
                                                        year ended December 31, 1995

*10.30             Stock Option grant to Lowell P.      Incorporated by reference to
                   Weicker                              effective December 7,
                                                        1995 Exhibit 10.28 to
                                                        HPSC's Annual Report on
                                                        Form 10-K for the fiscal
                                                        year ended December 31,
                                                        1995

*10.31             HPSC 1998 Stock Incentive Plan       Incorporated by reference to
                                                        Exhibit 10.1 to HPSC's Quarterly
                                                        Report on Form 10-Q for the
                                                        quarter ended March 30, 1998

*10.32             HPSC, Inc. 1998 Executive Bonus      Filed herewith
                   Plan

*10.33             HPSC, Inc. Outside Directors         Incorporated by reference to
                   Stock Bonus Plan                     Exhibit 10.1 to HPSC's Quarterly
                                                        Report on Form 10-Q for the
                                                        quarter ended June 30, 1998


*10.34             Amended and Restated Stock Loan     Incorporated by reference to
                   Program                             Exhibit 10.26 to HPSC's Annual
                                                       Report on Form 10-K for the fiscal
                                                       year ended December 31, 1997

13.1               1998 Annual Report to Stockholders  Filed herewith

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

                                                     HPSC, Inc.


Dated: March 29, 1999                      By: /s/ John W. Everets
                                               ---------------------------------
                                                       John W. Everets
                                                       Chairman, Chief Executive
                                                       Officer and Director

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of HPSC, Inc. and in the capacities and on the dates indicated.

NAME                                             TITLE                                DATED

By: /s/ John W. Everets                          Chairman, Chief Executive            March 29, 1999
   ----------------------------                  Officer and Director (Principal
      John W. Everets                            Executive Officer)




By: /s/ Rene Lefebvre                            Vice President,                      March 29, 1999
   ----------------------------                  Chief Financial Officer and
      Rene Lefebvre                              Treasurer (Principal Financial
                                                 Officer)




By: /s/ Dennis J. McMahon                        Vice President, Administration       March 29, 1999
   ----------------------------
      Dennis J. McMahon                          (Principal Accounting Officer)




By: /s/ Raymond R. Doherty                       President and Director               March 29, 1999
   ----------------------------
      Raymond R. Doherty



By: /s/ Dollie A. Cole                           Director                             March 29, 1999
   ----------------------------
      Dollie A. Cole



By: /s/ Thomas M. McDougal                       Director                             March 29, 1999
   ----------------------------
      Thomas M. McDougal


By: /s/ Samuel P. Cooley                         Director                             March 29, 1999
   ----------------------------
      Samuel P. Cooley



By: /s/ Joseph A. Biernat                        Director                             March 29, 1999
   ----------------------------
      Joseph A. Biernat



By: /s/ J. Kermit Birchfield                     Director                             March 29, 1999
   ----------------------------
      J. Kermit Birchfield



By: /s/ Lowell P. Weicker, Jr.                   Director                             March 29, 1999
   ----------------------------
      Lowell P. Weicker, Jr.