Form 10-Q
period 1999-03-31
HPSC INC
filed 1999-05-13
CIK 718909

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM              TO


                         COMMISSION FILE NUMBER 0-11618


                                   HPSC, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                             04-2560004
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                              Identification No.)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: COMMON STOCK, PAR VALUE $.01 PER SHARE. SHARES OUTSTANDING AT May 4, 1999, 4,172,030.

================================================================================

                                   HPSC, INC.

                                      INDEX

                                                                           PAGE
PART I -- FINANCIAL INFORMATION

     Condensed Consolidated Balance Sheets as of March 31, 1999
        and December 31, 1998...............................................  3

     Condensed Consolidated Statements of Income for the
        Three Months Ended March 31, 1999 and March 31, 1998................  4

     Condensed Consolidated Statements of Cash Flows for the
        Three Months Ended March 31, 1999 and March 31, 1998................  5

     Notes to Condensed Consolidated Financial Statements...................  6

     Management's Discussion and Analysis of Financial Condition
        and Results of Operations...........................................  9

PART II -- OTHER INFORMATION

     Other Information.....................................................  13

     Signatures............................................................  13

                                   HPSC, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except per share and share amounts)

                                                                      MARCH 31,      DECEMBER 31,
                                                                        1999            1998
                                                                      --------       -----------
                                                                      (UNAUDITED)
                               ASSETS

CASH AND CASH EQUIVALENTS ..........................................  $  7,178        $  4,583
RESTRICTED CASH ....................................................    10,844           9,588
INVESTMENT IN LEASES AND NOTES:
     Lease contracts and notes receivable due in installments ......   300,466         293,211
     Notes receivable ..............................................    32,725          35,863
     Retained interest in leases and notes sold ....................    14,061          14,500
     Estimated residual value of equipment at end of lease term ....    15,400          14,830
     Less unearned income ..........................................   (73,937)        (73,019)
     Less allowance for losses .....................................    (7,565)         (7,350)
     Less security deposits ........................................    (6,835)         (6,756)
     Deferred origination costs ....................................     6,753           6,696
                                                                      --------        --------
Net investment in leases and notes .................................   281,068         277,975
                                                                      --------        --------
OTHER ASSETS:
     Other assets ..................................................     5,968           5,682
     Refundable income taxes .......................................       741             774
                                                                      --------        --------
TOTAL ASSETS .......................................................  $305,799        $298,602
                                                                      ========        ========

                LIABILITIES AND STOCKHOLDERS' EQUITY

REVOLVING CREDIT BORROWINGS ........................................  $ 41,000        $ 49,000
SENIOR NOTES .......................................................   189,273         174,541
SENIOR SUBORDINATED NOTES ..........................................    20,000          20,000
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES ...........................     6,612           7,030
ACCRUED INTEREST ...................................................     1,656           1,285
INCOME TAXES:
     Currently payable .............................................       100              84
     Deferred ......................................................     9,414           9,096
                                                                      --------        --------
TOTAL LIABILITIES ..................................................   268,055         261,036
                                                                      --------        --------
STOCKHOLDERS' EQUITY:
     PREFERRED STOCK, $1.00 par value; authorized
     5,000,000 shares; issued - None ...............................        --              --
     COMMON STOCK, $.01 par value; 15,000,000 shares
     authorized; issued and outstanding 4,633,530 shares
     in 1999 and 4,618,530 in 1998 .................................        46              46
     Additional paid-in capital ....................................    13,091          12,941
     Retained earnings .............................................    29,042          28,448
Less: Treasury Stock (at cost) 448,000 shares in 1999 and
     368,000 in 1998 ...............................................    (2,913)         (2,230)
     Deferred compensation .........................................    (1,060)         (1,141)
     Notes receivable from officers and employees ..................      (462)           (498)
                                                                      --------        --------
TOTAL STOCKHOLDERS' EQUITY .........................................    37,744          37,566
                                                                      --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........................  $305,799        $298,602
                                                                      ========        ========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   HPSC, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998
               (in thousands, except per share and share amounts)
                                   (unaudited)


                                                           THREE MONTHS ENDED
                                                       --------------------------
                                                       MARCH 31,         MARCH 31,
                                                         1999              1998
                                                       --------          --------

REVENUES:
    Earned income on leases and notes .............  $    9,260        $    7,493
    Gain on sales of leases and notes .............       1,165               525
    Provision for losses ..........................        (749)             (584)
                                                     ----------        ----------
Net Revenues ......................................       9,676             7,434
                                                     ----------        ----------
EXPENSES:
    Selling, general and administrative ...........       4,585             3,210
    Interest expense ..............................       4,184             3,517
    Interest income ...............................        (103)              (28)
                                                     ----------        ----------
Net operating expenses ............................       8,666             6,699
                                                     ----------        ----------

INCOME BEFORE INCOME TAXES ........................       1,010               735
                                                     ----------        ----------

PROVISION FOR INCOME TAXES:
    Federal, Foreign and State:
      Current .....................................          72                26
      Deferred ....................................         318               299
      Additional paid-in capital from exercise
         of non-qualified stock options ...........          26                --
                                                     ----------        ----------

TOTAL INCOME TAXES ................................         416               325
                                                     ----------        ----------

NET INCOME ........................................  $      594        $      410
                                                     ==========        ==========

BASIC NET INCOME PER SHARE ........................  $     0.16        $     0.11
                                                     ==========        ==========

SHARES USED TO COMPUTE BASIC NET INCOME PER SHARE .   3,765,517         3,651,451

DILUTED NET INCOME PER SHARE ......................  $     0.14        $     0.10
                                                     ==========        ==========

SHARES USED TO COMPUTE DILUTED NET INCOME PER SHARE   4,340,639         4,098,166


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   HPSC, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR EACH OF THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998
                                 (in thousands)
                                   (unaudited)

                                                                           MARCH 31,       MARCH 31,
                                                                             1999            1998
                                                                           --------        --------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income .........................................................  $    594        $    410
     Adjustments to reconcile net income to net cash provided
       by (used in) operating activities:
     Depreciation and amortization ......................................     1,142             897
     Increase in deferred income taxes ..................................       318             299
     Restricted stock and option compensation ...........................       150              50
     Gain on sale of lease contracts and notes receivable ...............    (1,165)           (525)
     Provision for losses on lease contracts and notes receivable .......       749             584
     Increase (decrease) in accrued interest ............................       371            (657)
     Increase (decrease) in accounts payable and accrued liabilities ....        74          (1,565)
     Increase (decrease) in accrued income taxes ........................        16             (35)
     Decrease in refundable income taxes ................................        33           1,078
     Increase in other assets ...........................................      (154)            (51)
                                                                           --------        --------
Cash provided by operating activities ...................................     2,128             485
                                                                           --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Origination of lease contracts and notes receivable due
       in installments ..................................................   (39,813)        (35,260)
     Portfolio receipts, net of amounts included in income ..............    20,006          14,029
     Proceeds from sales of lease contracts and notes
       receivable due in installments ...................................     9,829           4,566
     Net decrease in notes receivable ...................................     3,114           2,853
     Net increase in security deposits ..................................        79             184
     Net increase in other assets .......................................      (142)           (117)
     Net decrease in loans to employees .................................        36              24
                                                                           --------        --------
Cash used in investing activities .......................................    (6,891)        (13,721)
                                                                           --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of senior notes ..........................................   (18,337)        (12,670)
     Proceeds from issuance of senior notes, net of debt issue costs ....    33,069          25,310
     Net proceeds (repayments) of revolving credit borrowings ...........    (8,000)          2,000
     Purchase of treasury stock .........................................      (683)           (203)
     Increase in restricted cash ........................................     1,256             392
     Exercise of employee stock options .................................        53              --
                                                                           --------        --------
Cash provided by financing activities ...................................     7,358          14,829
                                                                           --------        --------

Net increase in cash and cash equivalents ...............................     2,595           1,593
Cash and cash equivalents at beginning of period ........................     4,583           2,137
                                                                           --------        --------
Cash and cash equivalents at end of period ..............................  $  7,178        $  3,730
                                                                           ========        ========

Supplemental disclosures of cash flow information:
     Interest paid ......................................................  $  3,696        $  4,089
     Income taxes paid ..................................................        43              17



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  HPSC, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     1. The information presented for the interim periods is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of HPSC, Inc. (the "Company"), are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results to be expected for the full fiscal year. Certain 1998 account balances have been reclassified to conform with 1999 presentation. Such financial statements have been prepared in accordance with the instructions of Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. As a result, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's latest annual report on Form 10-K.

     2. The Company computes and presents its earnings per share data in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". The Company's basic net income per share calculation is based on the weighted average number of common shares outstanding, which does not include unallocated shares under the Company's Employee Stock Ownership Plan, Supplemental Employee Stock Ownership Plan (see Note 3), restricted shares issued under the Company's Incentive Stock Plans, treasury stock, or any shares issuable upon the exercise of outstanding stock options. Diluted net income per share includes the weighted average number of stock options and contingently issuable restricted shares under the Company's Incentive Stock Plans outstanding as calculated under the treasury stock method, but not unallocated shares under the Company's ESOP and SESOP.

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

     4. In February 1999, the Company extended certain 5-year options which were scheduled to expire. As a result, the Company recognized additional compensation expense of $68,000 in the quarter ended March 31, 1999.

     5. Pursuant to the terms of the HPSC Bravo Funding Corp. ("Bravo") revolving credit facility, as amended, Bravo had Senior Notes of $69,627,000 outstanding at March 31, 1999. Bravo incurs interest at various rates in the commercial paper market and enters into interest rate swap agreements to assure fixed rate funding. At March 31, 1999, Bravo had 20 separate swap contracts with BankBoston with a total notional value of $67,001,000. These interest rate swaps are matched swaps, and as such, are accounted for using settlement accounting. Monthly cash settlements on the swap agreements are recognized in income as they accrue. In the case where the notional value of the interest rate swap agreements significantly exceeds the outstanding underlying debt, the excess swap agreements would be marked-to-market through income until new borrowings are incurred which would be subject to such swap agreements. All interest rate swap agreements entered into by the Company are for other than trading purposes.

     6. Pursuant to the terms of the HPSC Capital Funding Inc. ("Capital") Lease Receivable Purchase Agreement, as amended, Capital had Senior Notes outstanding of $112,259,000 at March 31, 1999, and in connection with this facility had 15 separate interest rate swap agreements with BankBoston with a total notional value of $109,671,000. These interest rate swaps are matched swaps, and as such, are accounted for using settlement accounting. Monthly cash settlements on the swap agreements are recognized in income as they accrue. In the case where the notional value of the interest rate swap agreements significantly exceeds the outstanding underlying debt, the excess swap agreements would be marked-to-market through income until new borrowings are incurred which would be subject to such swap agreements. All interest rate swap agreements entered into by the Company are for other than trading purposes.

     7. On March 31, 1999, the Company had restricted cash of $5,844,000 under the Bravo facility and $5,000,000 under the Capital facility. All such restricted cash is reserved for debt service.

     8. In March 1999, the Third Amended and Restated Revolving Loan Agreement with BankBoston as Managing Agent (the "Revolving Loan Agreement") was extended on the same terms and conditions through May 14, 1999 providing availability of up to

$86,000,000. It is anticipated the Company will execute an amended Revolving Loan Agreement for $90,000,000 in May 1999, which will provide the Company with availability through May 2000.

     9. In March 1999, the Company entered into an additional secured, fixed rate, fixed term loan agreement with Springfield Institution for Savings. The Company borrowed $5,011,000 at 6.50%, subject to certain recourse and performance covenants.

     10. The Financial Accounting Standards Board ("FASB") has issued SFAS No. 130, "Reporting Comprehensive Income". This statement, adopted January 1, 1998, establishes standards for reporting and presenting comprehensive income and its components. Comprehensive income equals net income for each of the three month periods ended March 31, 1999 and March 31, 1998.

     11. A summary of information about the Company's operations by segment for each of the three months ended March 31, 1999 and 1998 is as follows:

                                                                          COMMERCIAL
                                                             LICENSED         AND
(in thousands)                                             PROFESSIONAL   INDUSTRIAL
                                                            FINANCING     FINANCING      TOTAL
                                                           ------------   ----------     -----

FOR THE THREE MONTHS ENDED MARCH 31, 1999
Earned income on leases and notes ......................    $  8,087       $ 1,173      $  9,260
Gain on sales of leases and notes ......................       1,165            --         1,165
Provision for losses ...................................        (720)          (29)         (749)
Selling, general and administrative expenses ...........      (4,189)         (396)       (4,585)
                                                            --------       -------      --------
Net profit contribution ................................       4,343           748         5,091

Total assets ...........................................     270,122        35,677       305,799

FOR THE THREE MONTHS ENDED MARCH 31, 1998
Earned income on leases and notes ......................       6,236         1,257         7,493
Gain on sales of leases and notes ......................         525            --           525
Provision for losses ...................................        (549)          (35)         (584)
Selling, general and administrative expenses ...........      (2,829)         (381)       (3,210)
                                                            --------       -------      --------
Net profit contribution ................................       3,383           841         4,224

Total assets ...........................................     210,116        33,842       243,958



The following reconciles net segment profit contribution as reported above to total consolidated income before income taxes:



FOR THE THREE MONTHS ENDED MARCH 31,                          1999           1998
(in thousands)                                              -------        -------

Net segment profit contribution ........................     $ 5,091       $ 4,224
Interest expense .......................................      (4,184)       (3,517)
Interest income on cash balances .......................         103            28
                                                             -------       -------
Income before income taxes .............................     $ 1,010       $   735



     Other Segment Information - The Company derives substantially all of its revenues from domestic customers. As of March 31, 1999, no single customer within the licensed professional financing segment accounted for greater than 1% of the total owned and serviced portfolio of that segment. Within the commercial and industrial financing segment, no single customer accounted for greater than 8.5% of the total portfolio of that segment. The licensed professional financing segment relies on certain vendors to provide referrals to the company, but for the quarter ended March 31, 1999, no one vendor accounted for greater than 14% of the Company's lease originations.

     12. In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. This Statement establishes new accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement will be effective for the first quarter of the Company's year ended December 31, 2000. The Company is evaluating the impact of this statement on its consolidated results of operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Earned income from leases and notes for the three months ended March 31, 1999 was $9,260,000 (including approximately $1,173,000 from the Company's commercial lending subsidiary, American Commercial Finance Corporation ("ACFC")) as compared to $7,493,000 (including approximately $1,257,000 from ACFC) for the three months ended March 31, 1998. The increase of 24% was due principally to increases in net investment in leases and notes in 1999 over 1998. The increase in net investment resulted in part from a higher level of originations in the first quarter of 1999 of $40,277,000 compared to $39,185,000 for the first quarter of 1998. Gains on sales of leases and notes were $1,165,000 in the three months ended March 31, 1999 compared to $525,000 for the comparable 1998 quarter. The increase in gains on sales of leases and notes was caused by improved margins on a higher level of asset sales activity in the first quarter of 1999 compared to the first quarter of 1998.

     Interest expense (net of interest income) for the first quarter of 1999 was $4,081,000 (44% of earned income) compared to $3,489,000 (47% of earned income) in the comparable 1998 period. The increase in net interest expense was primarily due to a 27% increase in debt levels from March 31, 1998 to March 31, 1999. These higher debt levels resulted primarily from borrowings to finance a higher level of contract originations.

     Net financing margin (earned income less net interest expense) for the first quarter of 1999 was $5,179,000 (56% of earned income) compared to $4,004,000 (53% of earned income) for the first quarter of 1998. The increase in amount was due to higher earnings on a higher balance of earning assets. The increase in percentage of earned income was due to lower interest rate debt in 1999 as compared to the same period in 1998.

     The provision for losses for the first quarter of 1999 was $749,000 (8% of earned income) compared to $584,000 (8% of earned income) in the first quarter of 1998. The increase in the comparable three month periods were due to growth in the portfolio along with the Company's continuing evaluation of its portfolio quality, loss history and allowance for losses.

     The allowance for losses at March 31, 1999 was $7,565,000 (2.7% of net investment in leases and notes) compared to $5,617,000 (2.5% of net investment in leases and notes) at March 31, 1998. Net charge offs for the three months ended March 31, 1999 were $534,000 compared to $459,000 for the same period ended March 31, 1998.

     Selling, general and administrative expenses for the three months ended March 31, 1999 were $4,585,000 (50% of earned income) compared to $3,210,000 (43% of earned income) in the comparable 1998 period. The increase was caused by increased staffing and sales, advertising, and marketing related costs required to support higher levels of owned and managed assets. The increase was further caused by increased compensation and related costs associated with the extension of certain five-year stock options which were scheduled to expire.

     The Company's income before income taxes for the quarter ended March 31, 1999 was $1,010,000 compared to $735,000 in the same period in 1998. The provision for income taxes was $416,000 (41% of income before income taxes) compared to $325,000 (44% of income before income taxes) in the first quarter of 1998. The decrease in the income tax rate from 1998 to 1999 was due to approximately $50,000 in expenses incurred by the Company in the first quarter of 1998 ($0 in 1999) related to the continuing wind-down of the Company's Canadian operation which were not deductible in computing the income tax provision.

     The Company's net income for the three months ended March 31, 1999 was $594,000 ($0.14 diluted net income per share) compared to $410,000 ($0.10 diluted net income per share) for the three months ended March 31, 1998. The increase resulted from higher earned income on leases and notes and higher gains on asset sales, offset by higher selling, general and administrative costs, higher net interest costs, and a higher provision for losses.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1999, the Company had $18,022,000 in cash, cash equivalents and restricted cash as compared to $14,171,000 at December 31, 1998. As described in Note 7 to the Company's condensed consolidated financial statements included in this report on

Form 10-Q, $10,844,000 was restricted pursuant to financing agreements as of March 31, 1999, compared to $9,588,000 at December 31, 1998.

    Cash provided by operating activities was $2,128,000 for the three months ended March 31, 1999 compared to $485,000 for the three months ended March 31, 1998. The significant components of cash provided by operating activities for the three months ended March 31, 1999, as compared to the same period in 1998, were an increase in accounts payable and accrued liabilities of $74,000 as compared to a decrease of $1,565,000 for the same period in 1998, an increase in accrued interest of $371,000 as compared to a decrease of $657,000 from the prior period, offset by a decrease in refundable income taxes of $33,000 in 1999 compared to $1,078,000 for the same period in 1998.

     Cash used in investing activities was $6,891,000 for the three months ended March 31, 1999 compared to $13,721,000 for the three months ended March 31, 1998. The significant components of cash used in investing activities for the first three months of 1999 compared to the same period in 1998 were an increase in originations of lease contracts and notes receivable to $39,813,000 from $35,260,000, offset by an increase in portfolio receipts to $20,006,000 from $14,029,000, along with an increase in proceeds from sales of lease contracts and notes receivable of $9,829,000 in 1999 compared to $4,566,000 in the comparable period ended March 31, 1998.

     Cash provided by financing activities for the three months ended March 31, 1999 was $7,358,000 compared to $14,829,000 for the three months ended March 31, 1998. The significant components of cash provided by financing activities for the first three months of 1999 as compared to 1998 were an increase in proceeds from issuance of senior notes, net of debt issuance costs, to $33,069,000 from $25,310,000, and an increase in restricted cash balances of $1,256,000 compared to $392,000, offset by higher repayments of senior notes of $18,337,000 for the three months ended March 31, 1999 compared to $12,670,000 for the three months ended March 31, 1998 as well as net repayments of revolving credit borrowings of $8,000,000 in the first quarter of 1999 compared to net proceeds from revolving credit borrowings of $2,000,000 in the same period in 1998.

     The Company executed a Third Amended and Restated Revolving Credit Agreement with BankBoston as Agent Bank on March 16, 1998 (the "Revolver Agreement") providing the Company with availability up to $100,000,000 through March 16, 1999. In March 1999, the agreement was extended under the same terms and conditions through May 14, 1999, providing availability up to $86,000,000. Under the Revolver Agreement, the Company may borrow at variable rates of prime and at LIBOR plus 1.35% to 1.50%, depending upon certain performance covenants. At March 31, 1999, the Company had $41,000,000 outstanding under this facility and $45,000,000 available for borrowing, subject to borrowing base limitations. The outstanding borrowings under the Revolver Agreement are not hedged and, therefore, are exposed to upward movements in interest rates. It is anticipated that the Company will execute an amended Revolver Agreement for $90,000,000 in May 1999 which will provide the Company with availability through May 2000.

     In June 1998, the Company, along with its wholly-owned, special-purpose subsidiary HPSC Bravo Funding Corp. ("Bravo"), signed an amended revolving credit facility (the "Bravo Facility") structured and guaranteed by Capital Markets Assurance Corporation ("CapMAC", subsequently acquired by MBIA in February, 1998). The Bravo Facility provides the Company with available borrowings up to $225,000,000, of which $67,500,000 may be utilized for sales of financing contracts. Under the terms of the Bravo Facility, Bravo, to which the Company sells and may continue to sell or contribute certain of its portfolio assets subject to certain covenants regarding Bravo's portfolio performance and borrowing base calculations, pledges its interests in these assets to a commercial paper conduit entity. Bravo incurs interest at variable rates in the commercial paper market and enters into interest rate swap agreements to assure fixed rate funding. Monthly settlements of principal and interest payments are made from the collection of payments on Bravo's portfolio. The Company is the servicer of the Bravo portfolio, subject to the Company meeting certain covenants. The required monthly payments of principal and interest to purchasers of the commercial paper are guaranteed by CapMAC pursuant to the terms of the facility. At March 31, 1999, Bravo had $51,474,000 outstanding from sales of receivables under the sale accounting portion of the Bravo Facility and $69,627,000 of indebtedness outstanding under the loan portion of the Bravo Facility. In connection with this facility, the Company had 29 separate interest rate swap agreements with BankBoston with a total notional value of $110,223,000.

     In March, 1999, the Company entered into an additional fixed rate, fixed term loan agreement with Springfield Institution for Savings ("SIS"). The Company borrowed $5,011,000 at 6.5%, subject to certain recourse and performance covenants. The Company had $7,387,000 outstanding under all loan agreements with SIS at March 31, 1999.

     In March 1997, the Company completed a $20,000,000 offering of unsecured senior subordinated notes due 2007 bearing interest at a fixed rate of 11% (the "Note Offering"). The Note Offering was completed on the terms and conditions described in Amendment No. 2 to the Company's Registration Statement No. 333-20733 on Form S-1. The Company received approximately $18,300,000 in net proceeds from the Note Offering and used such proceeds to repay, in part, amounts outstanding under the Revolver Agreement.

     In April 1998, the Company, along with its wholly-owned, special purpose subsidiary, HPSC Capital Funding, Inc. ("Capital"), signed an amended Lease Receivable Purchase Agreement with EagleFunding Capital Corporation ("Eagle"). The revolving credit facility (the "Capital Facility") provides the Company with available borrowings up to $150,000,000. Under the terms of the Capital Facility, Capital, to which the Company may sell certain of its portfolio assets from time to time, pledges or sells its interests in these assets to Eagle, a commercial paper conduit entity. Capital may borrow at variable rates in the commercial paper market and may enter into interest rate swap agreements to assure fixed rate funding. Monthly settlements of the borrowing base and any applicable principal and interest payments are made from collections of Capital's portfolio. The Company is the servicer of the Capital portfolio subject to certain covenants. At March 31, 1999, the Company had $15,195,000 outstanding from sales of receivables and $112,259,000 of borrowings outstanding from loans under the Capital Facility. In connection with this facility, the Company had 17 separate interest rate swap agreements with BankBoston with a total notional value of $123,526,000.

     Management believes that the Company's liquidity, resulting from the availability of credit under the Revolver Agreement, the Bravo Facility, the Capital Facility, the Note Offering, and the loans from SIS, along with cash obtained from the sales of its financing contracts and from internally generated revenues, is adequate to meet current obligations and future projected levels of financings and to carry on normal operations. In order to finance adequately its anticipated growth, the Company will continue to seek to raise additional capital from bank and non-bank sources, make selective use of asset sale transactions and use its current credit facilities. The Company expects that it will be able to obtain additional capital at competitive rates, but there can be no assurance it will be able to do so.

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

     The Company is heavily reliant on integrated IT systems for providing much of its day-to-day operations, including application processing, underwriting, billing and collections, as well as much of the financial and operational reporting to management. The Company has performed a complete review of all relevant computer systems. Based on its internal review, the Company believes that substantially all of its internal IT systems are year 2000 compliant. The Company has also obtained written assurances from all providers of its IT software and systems as to the year 2000 compliance of each of these systems. The Company believes that the loss of any ancillary systems as to which the Company is not assured of year 2000 compliance would not cause major business disruption.

     The Company is monitoring the year 2000 progress of its major service providers of non-IT systems, including embedded systems and software, as well as of its third party business partners such as banking institutions and customers. In 1998, the Company began a review of the systems of major customers of its subsidiary, ACFC. The Company continues to work to obtain written assurances from all such identified third parties. In situations where any of these third parties is not yet compliant, the Company will closely monitor such parties' plans to implement the changes necessary to become compliant.

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

FORWARD-LOOKING STATEMENTS

    This Form 10-Q may contain forward-looking statements within the meaning of
Section 27A of the Securities Act. When used in this Form 10-Q, the words "believes," "anticipates," "expects," "plans," "intends," "estimates," "continue," "may," or "will" (or the negative of such words) and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties, including but not limited to the following: the Company's dependence on funding sources; restrictive covenants in funding documents; payment restrictions and default risks in asset securitization transactions to which the Company, or its subsidiaries, are a party; customer credit risks; competition for customers and for capital funding at favorable rates relative to the capital costs of the Company's competitors; changes in healthcare payment policies; interest rate risk; the risk that the Company may not be able to realize the residual value on financed equipment at the end of its lease term; risks associated with the sale of certain receivable pools by the Company; dependence on sales representatives and the current management team; the risk that the Company's or its customers' computer systems will not be fully year 2000 compliant; and fluctuations in quarterly operating results. The Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 1998, contain additional information concerning such risk factors. Actual results in the future could differ materially from those described in any forward-looking statements as a result of the risk factors set forth above, and the risk factors described in the Annual Report. HPSC cautions the reader, however, that such list of risk factors may not be exhaustive. HPSC undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

                                   HPSC, INC.

                           PART II. OTHER INFORMATION


ITEMS 1 THROUGH 5 ARE OMITTED BECAUSE THEY ARE INAPPLICABLE.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits

          27     Financial Data Schedule


     b)   Reports on Form 8-K:

     There were no reports on Form 8-K filed during the three months ended March 31, 1999.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HPSC, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                         HPSC, INC.
                                             -----------------------------------
                                                       (REGISTRANT)


                                             By: /s/ JOHN W. EVERETS
                                                 -------------------------------
                                                 JOHN W. EVERETS
                                                 CHIEF EXECUTIVE OFFICER
                                                 CHAIRMAN OF THE BOARD


                                             By: /s/ RENE LEFEBVRE
                                                 -------------------------------
                                                 RENE LEFEBVRE
                                                 VICE PRESIDENT
                                                 CHIEF FINANCIAL OFFICER


Dated: May 13, 1999