Form 10-Q
period 1999-06-30
HPSC INC
filed 1999-08-12
CIK 718909

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                 TO

                         COMMISSION FILE NUMBER 0-11618

                                   HPSC, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                         04-2560004
(State or other  jurisdiction                  (IRS Employer Identification No.)
of incorporation or organization

                  60 STATE STREET, BOSTON, MASSACHUSETTS 02109
               (Address of principal executive offices) (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (617) 720-3600

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: COMMON STOCK, PAR VALUE $.01 PER SHARE. SHARES OUTSTANDING AT August 4, 1999, 4,212,530.
================================================================================

                                   HPSC, INC.

                                     INDEX

                                                                                          PAGE
                                                                                          ----
PART I -- FINANCIAL INFORMATION

     Condensed Consolidated Balance Sheets as of June 30, 1999 and December 31,
      1998............................................................................      3

     Condensed  Consolidated  Statements of Income for Each of the Three and Six
     Months Ended June 30, 1999 and June 30, 1998.....................................      4

     Condensed Consolidated Statements of Cash Flows for Each of the Six Months
     Ended June 30, 1999 and June 30, 1998............................................      5

     Notes to Condensed Consolidated Financial Statements.............................      6

     Management's Discussion and Analysis of Financial Condition and Results of
      Operations......................................................................      9

PART II -- OTHER INFORMATION

     Other Information................................................................     13

     Signatures.......................................................................     14

                                   HPSC, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except per share and share amounts)

                                                                       JUNE 30,     DECEMBER 31,
                                                                         1999          1998
                                                                       --------     ------------
                                                                      (UNAUDITED)
                               ASSETS
CASH AND CASH EQUIVALENTS...........................................   $   4,440      $   4,583
RESTRICTED CASH.....................................................      13,125          9,588
INVESTMENT IN LEASES AND NOTES:
     Lease contracts and notes receivable due in installments.......     327,416        293,211
     Notes receivable...............................................      33,733         35,863
     Retained interest in leases and notes sold.....................      14,795         14,500
     Estimated residual value of equipment at end of lease term.....      16,749         14,830
     Less unearned income...........................................     (80,426)       (73,019)
     Less allowance for losses......................................      (8,117)        (7,350)
     Less security deposits.........................................      (6,879)        (6,756)
     Deferred origination costs.....................................       7,719          6,696
                                                                       ---------      ---------
Net investment in leases and notes..................................     304,990        277,975
                                                                       ---------      ---------
OTHER ASSETS:
     Other assets...................................................       6,045          5,682
     Refundable income taxes........................................         743            774
                                                                       ---------      ---------
TOTAL ASSETS........................................................   $ 329,343      $ 298,602
                                                                       =========      =========

                LIABILITIES AND STOCKHOLDERS' EQUITY

REVOLVING CREDIT BORROWINGS.........................................   $  41,000      $  49,000
SENIOR NOTES........................................................     210,458        174,541
SENIOR SUBORDINATED NOTES...........................................      20,000         20,000
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES............................       8,218          7,030
ACCRUED INTEREST....................................................       1,212          1,285
INCOME TAXES:
     Currently payable..............................................          40             84
     Deferred.......................................................       9,731          9,096
                                                                       ---------      ---------
TOTAL LIABILITIES...................................................     290,659        261,036
                                                                       ---------      ---------

STOCKHOLDERS' EQUITY:
     PREFERRED STOCK, $1.00 par value; authorized 5,000,000 shares;
       issued- None.................................................         --             --
     COMMON STOCK, $.01 par value; 15,000,000 shares authorized;
       issued and outstanding 4,679,530 shares in 1999 and 4,618,530
       in 1998......................................................          47             46
     Additional paid-in capital.....................................      13,367         12,941
     Retained earnings..............................................      29,690         28,448
Less:  Treasury Stock (at cost) 467,500 shares in 1999 and 368,000        (3,087)        (2,230)
in 1998.............................................................
     Deferred compensation..........................................        (872)        (1,141)
     Notes receivable from officers and employees...................        (461)          (498)
                                                                       ----------     ----------
TOTAL STOCKHOLDERS' EQUITY..........................................      38,684         37,566
                                                                       ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........................   $ 329,343      $ 298,602
                                                                       =========      =========

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   HPSC, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
   FOR EACH OF THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998
               (In thousands, except per share and share amounts)
                                   (unaudited)

                                                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                       ------------------             ----------------
                                                                     JUNE 30,       JUNE 30,       JUNE 30,       JUNE 30,
                                                                       1999           1998           1999           1998
                                                                     --------       --------       --------       --------

       REVENUES:
            Earned income on leases and notes..................     $    9,578     $    8,033     $   18,838     $   15,527
            Gain on sales of leases and notes..................            887          1,225          2,052          1,750
            Provision for losses...............................         (1,034)          (681)        (1,783)        (1,265)
                                                                    ----------     ----------     ----------     ----------
       Net Revenues............................................          9,431          8,577         19,107         16,012
                                                                    ----------     ----------     ----------     ----------

       EXPENSES:
            Selling, general and administrative................          4,044          3,991          8,629          7,202
            Interest expense...................................          4,391          3,796          8,575          7,312
            Interest income....................................           (103)           (40)          (206)           (68)
                                                                    ----------     ----------     ----------     ----------
       Net operating expenses..................................          8,332          7,747         16,998         14,446
                                                                    ----------     ----------     ----------     ----------

       INCOME BEFORE INCOME TAXES..............................          1,099            830          2,109          1,566
                                                                    ----------     ----------     ----------     ----------

       PROVISION FOR INCOME TAXES:
            Federal, Foreign and State:
                 Current.......................................             71             30            143             56
                 Deferred......................................            317            338            635            637
                 Additional paid-in capital from exercise of
                       non-qualified stock options.............             63             --             89             --
                                                                    ----------     ----------     ----------     ----------

       TOTAL INCOME TAXES......................................            451            368            867            693
                                                                    ----------     ----------     ----------     ----------

       NET INCOME..............................................     $      648     $      462     $    1,242     $      873
                                                                    ==========     ==========     ==========     ==========

       BASIC NET INCOME PER SHARE..............................     $     0.17     $     0.12     $     0.33     $     0.24
                                                                    ==========     ==========     ==========     ==========

       SHARES USED TO COMPUTE BASIC NET
         INCOME PER SHARE......................................      3,778,684      3,714,784      3,772,101      3,683,117

       DILUTED NET INCOME PER SHARE............................     $     0.15     $     0.11     $     0.29     $     0.21
                                                                    ==========     ==========     ==========     ==========

       SHARES USED TO COMPUTE DILUTED
         NET INCOME PER SHARE..................................      4,351,858      4,245,374      4,350,406      4,125,698

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   HPSC, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR EACH OF THE SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998
                                 (In thousands)
                                   (unaudited)

                                                                     JUNE 30,   JUNE 30,
                                                                       1999       1998
                                                                     --------   --------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income.................................................     $  1,242   $    873
     Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
     Depreciation and amortization..............................        2,342      1,974
     Deferred income taxes......................................          635        636
     Restricted stock and option compensation...................          232        973
     Gain on sales of lease contracts and notes receivable......       (2,052)    (1,750)
     Provision for losses on lease contracts and notes receivable       1,783      1,265
     Increase (decrease) in accrued interest....................          (73)       108
     Increase in accounts payable and accrued liabilities.......         (426)    (1,909)
     Decrease in accrued income taxes...........................          (44)       (66)
     Decrease in refundable income taxes........................           31      2,386
     (Increase) decrease in other assets........................         (135)        80
                                                                     ---------  --------
Cash provided by (used in) operating activities.................        3,535      4,570
                                                                     ---------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Origination of lease contracts and notes receivable due in
      installments..............................................      (91,465)   (77,500)
     Portfolio receipts, net of amounts included in income......       36,159     27,535
     Proceeds from sales of lease contracts and notes receivable
      due in installments.......................................       18,891     14,317
     Net decrease in notes receivable...........................        2,020      1,750
     Net increase in security deposits..........................          123        445
     Net increase in other assets...............................         (298)      (223)
     Net (increase) decrease in loans to employees..............           37       (139)
                                                                     ---------  --------
Cash (used in) investing activities.............................      (34,533)   (33,815)
                                                                     ---------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of senior notes..................................      (36,300)   (24,543)
     Proceeds from issuance of senior notes, net of debt issue         72,217     44,337
      costs.....................................................
     Net proceeds (repayments) of revolving credit borrowings...       (8,000)     8,000
     Purchase of treasury stock.................................         (857)      (203)
     Increase in restricted cash................................        3,537      1,303
     Repayment of employee stock ownership plan promissory note.          105        105
     Exercise of employee stock options.........................          153        315
                                                                     --------   --------
Cash provided by financing activities...........................       30,855     29,314
                                                                     --------   --------

Net increase (decrease) in cash and cash equivalents............         (143)        69
Cash and cash equivalents at beginning of period................        4,583      2,137
                                                                     --------   --------
Cash and cash equivalents at end of period......................     $  4,440   $  2,206
                                                                     ========   ========

Supplemental disclosures of cash flow information:
     Interest paid..............................................     $  7,328   $  6,964
     Income taxes paid..........................................          119         35

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

     4. In February 1999, the Company extended certain 5-year options which were scheduled to expire. As a result, the Company recognized additional compensation expense of $68,000 in the six months ended June 30, 1999.

     5. Pursuant to the terms of the HPSC Bravo Funding Corp. ("Bravo") revolving credit facility, as amended, Bravo had Senior Notes of $95,422,000 outstanding at June 30, 1999. Bravo incurs interest at various rates in the commercial paper market and enters into interest rate swap agreements to assure fixed rate funding. At June 30, 1999, Bravo had 23 separate interest rate swap contracts with BankBoston with a total notional value of $92,557,000. These interest rate swaps are matched swaps, and as such, are accounted for using settlement accounting. Monthly cash settlements on the swap agreements are recognized in income as they accrue. In the case where the notional value of the interest rate swap agreements significantly exceeds the outstanding underlying debt, the excess swap agreements would be marked-to-market through income until new borrowings are incurred which would be subject to such swap agreements. All interest rate swap agreements entered into by the Company are for other than trading purposes.

     6. In April 1999, the HPSC Capital Funding, Inc. ("Capital") revolving credit facility was renewed under the same terms and conditions, providing available borrowings up to $125,000,000. Pursuant to the terms of the Lease Receivable Purchase Agreement, as amended, Capital had Senior Notes outstanding of $102,751,000 at June 30, 1999, and in connection with this facility had 15 separate interest rate swap agreements with BankBoston with a total notional value of $102,661,000. These interest rate swaps are matched swaps, and as such, are accounted for using settlement accounting. Monthly cash settlements on the swap agreements are recognized in income as they accrue. In the case where the notional value of the interest rate swap agreements significantly exceeds the outstanding underlying debt, the excess swap agreements would be marked-to-market through income until new borrowings are incurred which would be subject to such swap agreements. All interest rate swap agreements entered into by the Company are for other than trading purposes.

     7. On June 30, 1999, the Company had restricted cash of $6,801,000 under the Bravo facility and $6,324,000 under the Capital facility. All such restricted cash is reserved for debt service.

     8. In May 1999, an amended Revolving Loan Agreement was executed with BankBoston as Managing Agent (the "Revolving Loan Agreement") on the same terms and conditions through May 2000, providing availability to the Company of up to $90,000,000.

     9. In March 1999, the Company entered into an additional secured, fixed rate, fixed term loan agreement with Springfield Institution for Savings. The Company borrowed $5,011,000, subject to certain recourse and performance covenants.

     10. In April 1999, the Company entered into a secured, fixed rate, fixed term loan agreement with Cambridge Savings Bank. The Company borrowed $5,861,000, subject to certain recourse and performance covenants.

     11. The Financial Accounting Standards Board ("FASB") has issued SFAS No. 130, "Reporting Comprehensive Income". This statement, adopted January 1, 1998, establishes standards for reporting and presenting comprehensive income and its components. Comprehensive income equals net income for each of the six month periods ended June 30, 1999 and June 30, 1998.

     12. A summary of information about the Company's operations by segment for each of the three and six month periods ended June 30, 1999 and 1998 is as follows:

                                                      THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                                 -----------------------------------      -------------------------------------
                                                                COMMERCIAL                                 COMMERCIAL
                                                   LICENSED        AND                       LICENSED         AND
(in thousands)                                   PROFESSIONAL   INDUSTRIAL                 PROFESSIONAL    INDUSTRIAL
                                                  FINANCING     FINANCING       TOTAL        FINANCING     FINANCING       TOTAL
                                                 ------------   ----------      -----      ------------    ----------      -----
1999
----
Earned income on leases and notes..............    $ 8,473       $ 1,105       $ 9,578       $ 16,560       $ 2,278      $ 18,838
Gain on sales of leases and notes..............        887            --           887          2,052            --         2,052
Provision for losses...........................     (1,021)          (13)       (1,034)        (1,741)          (42)       (1,783)
Selling, general and administrative expenses...     (3,619)         (425)       (4,044)        (7,808)         (821)       (8,629)
                                                   -------       -------       -------       --------       -------      --------
Net profit contribution........................      4,720           667         5,387          9,063         1,415        10,478

Total assets...................................                                               295,942        33,401       329,343

1998
----
Earned income on leases and notes..............      6,816         1,217         8,033         13,053         2,474        15,527
Gain on sales of leases and notes..............      1,225            --         1,225          1,750            --         1,750
Provision for losses...........................       (641)          (40)         (681)        (1,190)          (75)       (1,265)
Selling, general and administrative expenses...     (3,607)         (384)       (3,991)        (6,437)         (765)       (7,202)
                                                   -------       -------       -------       --------       -------      --------
Net profit contribution........................      3,793           793         4,586          7,176         1,634         8,810

Total assets...................................                                               228,488        31,330       259,818


The following reconciles net segment profit contribution as reported above to total consolidated income before income taxes:

                                                           THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                           ---------------------------        -------------------------
        (in thousands)                                         1999             1998            1999             1998
                                                               ----             ----            ----             ----

        Net segment profit contribution.................    $ 5,387          $ 4,586         $10,478          $ 8,810
        Interest expense................................     (4,391)          (3,796)         (8,575)          (7,312)
        Interest income on cash balances................        103               40             206               68
                                                            -------          -------         -------          -------
        Income before income taxes......................    $ 1,099          $   830         $ 2,109          $ 1,566

     Other Segment Information - The Company derives substantially all of its revenues from domestic customers. As of June 30, 1999, no single customer within the licensed professional financing segment accounted for greater than 1% of the total owned and serviced portfolio of that segment. Within the commercial and industrial financing segment, no single customer accounted for greater than 10% of the total portfolio of that segment. The licensed professional financing segment relies on certain vendors to provide referrals to the company, but for the six months ended June 30, 1999, no one vendor accounted for greater than 11% of the Company's lease originations.

     13. In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. This Statement establishes new accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement will be effective for the first quarter of the Company's year ended December 31, 2001. The Company is evaluating the impact of this statement on its consolidated results of operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Earned income from leases and notes for the three months ended June 30, 1999 was $9,578,000 (including approximately $1,105,000 from the Company's commercial lending subsidiary, American Commercial Finance Corporation ("ACFC")) as compared to $8,033,000 (including approximately $1,217,000 from ACFC) for the three months ended June 30, 1998. Earned income for the six months ended June 30, 1999 was $18,838,000 (including approximately $2,278,000 from ACFC) compared to $15,527,000 (including approximately $2,474,000 from ACFC) for the comparable period in 1998. The increase of 19% for the three month period and 21% for the six month period was due principally to increases in net investment in leases and notes in 1999 over 1998. The increase in net investment in both periods resulted in part from a higher level of originations in the second quarter of 1999 of $49,810,000 compared to $41,818,000 for the second quarter of 1998 and $90,087,000 for the first six months ended June 30, 1999 compared to $81,003,000 in the corresponding 1998 period. Gains on sales of leases and notes were $887,000 in the three months ended June 30, 1999 compared to $1,225,000 for the comparable 1998 quarter. The decrease in gains on sales of leases and notes was due to a lower level of asset sales activity in the second quarter of 1999 as compared to the second quarter of 1998. For the six months ended June 30, 1999, gains on sales of leases and notes were $2,052,000 compared to $1,750,000 for the six months ended June 30, 1998. The increase for the six month period was caused by a higher level of asset sales activity in the first quarter of 1999 compared to the first quarter of 1998.

     Interest expense (net of interest income) for the second quarter of 1999 was $4,288,000 (45% of earned income) compared to $3,756,000 (47% of earned income) in the comparable 1998 period. For the first six months ended June 30, 1999, net interest expense was $8,369,000 (44% of earned income) compared to $7,244,000 (47% of earned income) in the six months ended June 30, 1998. The increase in net interest expense was primarily due to a 29% increase in debt levels from June 30, 1998 to June 30, 1999. These higher debt levels resulted primarily from borrowings to finance a higher level of contract originations.

     Net financing margin (earned income less net interest expense) for the second quarter of 1999 was $5,290,000 (55% of earned income) compared to $4,277,000 (53% of earned income) for the second quarter of 1998. For the six month period ended June 30, 1999, net financing margin increased to $10,469,000 (56% of earned income) from $8,283,000 (53% of earned income) in 1998. The increase in amount was due to higher earnings on a higher balance of earning assets. The increase in percentage of earned income was due to lower interest rate debt in 1999 as compared to the same period in 1998.

     The provision for losses for the second quarter of 1999 was $1,034,000 (11% of earned income) compared to $681,000 (8% of earned income) in the second quarter of 1998. The provision for losses for the six months ended June 30, 1999 was $1,783,000 (9% of earned income) compared to $1,265,000 (8% of earned income) in the comparable period in 1998. The increase is due to growth in the portfolio along with the Company's continuing evaluation of its portfolio quality, loss history and allowance for losses.

     The allowance for losses at June 30, 1999 was $8,117,000 (2.7% of net investment in leases and notes) compared to $5,858,000 (2.4% of net investment in leases and notes) at June 30, 1998. Net charge offs for the six months ended June 30, 1999 were $1,019,000 compared to $941,000 for the same period ended June 30, 1998.

     Selling, general and administrative expenses for the three months ended June 30, 1999 were $4,044,000 (42% of earned income) compared to $3,991,000 (50%
of earned income) in the comparable 1998 period. For the six month period ended June 30, 1999, selling, general and administrative expenses were $8,629,000 (46% of earned income) compared to $7,202,000 (46% of earned income) for the same period in 1998. The increase was caused by increased staffing and sales, advertising, and marketing related costs required to support higher levels of owned and managed assets, offset by increased capitalization of initial direct costs due to a higher level of contract originations in the second quarter 1999 as compared to 1998.

     The Company's income before income taxes for the quarter ended June 30, 1999 was $1,099,000 compared to $830,000 in the same period in 1998. For the six months ended June 30, 1999, income before income taxes was $2,109,000 compared to $1,566,000 in the 1998 period. For the quarter ended June 30, 1999, the provision for income taxes was $451,000 (41% of income before income taxes) compared to $368,000 (44% of income before income taxes) in the second quarter of 1998. For the six months ended June 30, 1999, the provision for income taxes was $867,000 (41% of income before income taxes) compared to $693,000 (44% of income before income taxes) in the 1998 period. The decrease in the income tax rate from 1998 to 1999 was due to approximately $117,000 in expenses incurred by the Company in the first six months of 1998 ($0 in 1999) related to the continuing wind-down of the Company's Canadian operation which were not deductible in computing the income tax provision.

     The Company's net income for the three months ended June 30, 1999 was $648,000 ($0.15 diluted net income per share) compared to $462,000 ($0.11 diluted net income per share) for the three months ended June 30, 1998. For the six months ended June 30, 1999, the Company's net income was $1,242,000 ($0.29 diluted net income per share) compared to $873,000 ($0.21 diluted net income per share) for the six months ended June 30, 1998. The increase for the six month period resulted from higher earned income on leases and notes and higher gains on asset sales, offset by higher selling, general and administrative costs, higher net interest costs, and a higher provision for losses.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1999, the Company had $17,565,000 in cash, cash equivalents and restricted cash as compared to $14,171,000 at December 31, 1998. As described in
Note 7 to the Company's condensed consolidated financial statements included in this report on Form 10-Q, $13,125,000 was restricted pursuant to financing agreements as of June 30, 1999, compared to $9,588,000 at December 31, 1998.

     Cash provided by operating activities was $3,535,000 for the six months ended June 30, 1999 compared to $4,570,000 for the six months ended June 30, 1998. The significant components of cash provided by operating activities for the six months ended June 30, 1999 as compared to the same period in 1998 were an increase in accounts payable and accrued liabilities of $426,000 as compared to an increase of $1,909,000 for the same period in 1998, as well as a decrease in refundable income taxes of $31,000 in 1999 compared to $2,386,000 for the same period in 1998.

     Cash used in investing activities was $34,533,000 for the six months ended June 30, 1999 compared to $33,815,000 for the six months ended June 30, 1998. The significant components of cash used in investing activities for the first six months of 1999 compared to the same period in 1998 were an increase in originations of lease contracts and notes receivable to $91,465,000 from $77,500,000, offset by an increase in portfolio receipts to $36,159,000 from $27,535,000, along with an increase in proceeds from sales of lease contracts and notes receivable of $18,891,000 in 1999 compared to $14,317,000 in the comparable period ended June 30, 1998.

     Cash provided by financing activities for the six months ended June 30, 1999 was $30,855,000 compared to $29,314,000 for the six months ended June 30, 1998. The significant components of cash provided by financing activities for the first six months of 1999 as compared to 1998 were an increase in proceeds from issuance of senior notes, net of debt issuance costs, to $72,217,000 from $44,337,000, and an increase in restricted cash balances of $3,537,000 compared to $1,303,000, offset by higher repayments of senior notes of $36,300,000 for the six months ended June 30, 1999 compared to $24,543,000 for the six months ended June 30, 1998 as well as net repayments of revolving credit borrowings of $8,000,000 in the first six months of 1999 compared to net proceeds from revolving credit borrowings of $8,000,000 in the same period in 1998.

     The Company executed a Third Amended and Restated Revolving Credit Agreement with BankBoston as the Agent Bank (the "Revolver Agreement") on March 16, 1998 providing the Company with availability up to $100,000,000 through March 16, 1999. In March 1999, the agreement was extended through May 1999, providing availability up to $86,000,000. In May 1999, the Company executed the Third Amendment to the Third Amended and Restated Revolving Credit Agreement. The Third Amendment to the Revolver Agreement provides availability to the Company of $90,000,000 under substantially the same terms and conditions, through May 2000. Under the Revolver Agreement, the Company may borrow at variable rates of prime and at LIBOR plus 1.35% to 1.50%, depending upon certain performance covenants. At June 30, 1999, the Company had $41,000,000 outstanding under this facility and $49,000,000 available for borrowing, subject to borrowing base limitations. The outstanding borrowings under the Revolver Agreement are not hedged and, therefore, are exposed to upward movements in interest rates.

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

     In April 1998, the Company, along with its wholly-owned, special purpose subsidiary, HPSC Capital Funding, Inc. ("Capital"), signed an amended Lease Receivable Purchase Agreement with EagleFunding Capital Corporation ("Eagle"). The revolving credit facility (the "Capital Facility") provided the Company with available borrowings up to $150,000,000. In April 1999, this revolving credit facility was renewed under the same terms and conditions, providing available borrowings up to $125,000,000. Under the terms of the Capital Facility, Capital, to which the Company may sell or contribute certain of its portfolio assets from time to time, pledges or sells its interests in these assets to Eagle, a commercial paper conduit entity. Capital may borrow at variable rates in the commercial paper market and may enter into interest rate swap agreements to assure fixed rate funding. Monthly settlements of the borrowing base and any applicable principal and interest payments are made from collections of Capital's portfolio. The Company is the servicer of the Capital portfolio subject to certain covenants. At June 30, 1999, the Company had $13,895,000 outstanding from sales of receivables and $102,751,000 of borrowings outstanding from loans under the Capital Facility. In connection with this facility, the Company had 17 separate interest rate swap agreements with BankBoston with a total notional value of $115,712,000.

     In June 1998, the Company, along with its wholly-owned, special-purpose subsidiary HPSC Bravo Funding Corp. ("Bravo"), signed an amended revolving credit facility (the "Bravo Facility") structured and guaranteed by Capital Markets Assurance Corporation ("CapMAC", acquired by MBIA in February 1998). The Bravo Facility provides the Company with available borrowings up to $225,000,000, of which $67,500,000 may be utilized for sales of financing contracts. Under the terms of the Bravo Facility, Bravo, to which the Company sells and may continue to sell or contribute certain of its portfolio assets subject to certain covenants regarding Bravo's portfolio performance and borrowing base calculations, pledges its interests in these assets to a commercial paper conduit entity. Bravo incurs interest at variable rates in the commercial paper market and enters into interest rate swap agreements to assure fixed rate funding. Monthly settlements of principal and interest payments are made from the collection of payments on Bravo's portfolio. The Company is the servicer of the Bravo portfolio, subject to the Company meeting certain covenants. The required monthly payments of principal and interest to purchasers of the commercial paper are guaranteed by CapMAC pursuant to the terms of the facility. At June 30, 1999, Bravo had $56,505,000 outstanding from sales of receivables under the sale accounting portion of the Bravo Facility and $95,422,000 of indebtedness outstanding under the loan portion of the Bravo Facility. In connection with this facility, the Company had 34 separate interest rate swap agreements with BankBoston with a total notional value of $150,413,000.

     In March 1999, the Company entered into an additional fixed rate, fixed term loan agreement with Springfield Institution for Savings ("SIS"). The Company borrowed $5,011,000, subject to certain recourse and performance covenants. The Company had $6,537,000 outstanding under all loan agreements with SIS at June 30, 1999.

     In April 1999, the Company entered into a fixed rate, fixed term loan agreement with Cambridge Savings Bank ("CSB"). The Company borrowed $5,861,000, subject to certain recourse and performance covenants. The Company had $5,748,000 outstanding under the loan obligation with CSB at June 30, 1999.

     Management believes that the Company's liquidity, resulting from the availability of credit under the Revolver Agreement, the Bravo Facility, the Capital Facility, the Note Offering, and the loans from SIS and CSB, along with cash obtained from internally generated revenues, is adequate to meet current obligations and future projected levels of financings and to carry on normal operations. In order to finance adequately its anticipated growth, the Company will continue to seek to raise additional capital from bank and non-bank sources, make selective use of asset sale transactions and use its current credit facilities. The Company expects that it will be able to obtain additional capital at competitive rates, but there can be no assurance it will be able to do so.

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

     The Company is monitoring the year 2000 progress of its major service providers of non-IT systems, including embedded systems and software, as well as of its third party business partners such as banking institutions and customers. In 1998, the Company's subsidiary, ACFC, began a review of the systems of its major customers. Based on this review, ACFC does not anticipate any major issues, however, in the event of a failure of a customers system, ACFC believes it has adequate contingency plans and systems in place to ensure a continuity of its business operations.

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

                                   HPSC, INC.

                           PART II. OTHER INFORMATION

ITEMS 1, 2, 3, AND 5 ARE OMITTED BECAUSE THEY ARE INAPPLICABLE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS:

     a)   The Annual Meeting of Stockholders was held on April 26, 1999

     b)   Not Applicable

     c)   The stockholders elected the following two persons to serve as Class I
          Directors:

                                                     FOR               WITHHELD
                                                     ---               --------

          Lowell P. Weicker, Jr...................3,904,162             19,649
          Thomas M. McDougal......................3,919,162              4,649

          The stockholders ratified the appointment of Deloitte & Touche LLP as the independent auditors of the Company for the fiscal year ending December 31, 1999:

                                FOR               AGAINST          ABSTAIN
                                ---               -------          -------

                             3,916,162            5,149             2,500

     d)   Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits

          10.1 HPSC, Inc. Amended and Restated 1998 Stock Incentive Plan, dated as of April 26, 1999.

          10.2 First Amendment, dated as of April 26, 1999 to HPSC, Inc. Amended and Restated 1995 Stock Incentive Plan

          10.3 Second Amendment, dated as of April 26, 1999, to HPSC, Inc. Supplemental Executive Retirement Plan dated as of January 1, 1997

          10.4 Third Amendment to Third Amended and Restated Credit Agreement by and among American Commercial Finance Corporation, HPSC, Inc., BankBoston, N.A. individually and as Agent, and each of the lenders referred to therein, dated as of May 14, 1999.

          27   Financial Data Schedule

     b)   Reports on Form 8-K:

          During the period for which this report is filed, the Company filed with the Commission the following report on Form 8-K:

          The Company reported on May 24, 1999 the adoption of a First Amendment to Rights Agreement as described in the Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HPSC, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             HPSC, INC.
                                            ------------
                                            (REGISTRANT)

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


Dated: August 12, 1999