Form 10-Q
period 1999-09-30
HPSC INC
filed 1999-11-12
CIK 718909

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999 OR

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: COMMON STOCK, PAR VALUE $.01 PER SHARE. SHARES OUTSTANDING AT NOVEMBER 2, 1999, 4,187,530.
================================================================================

                                   HPSC, INC.

                                      INDEX


                                                                                       PAGE
                                                                                       ----
  PART I -- FINANCIAL INFORMATION

       Condensed Consolidated Balance Sheets as of September 30, 1999 and
       December 31, 1998.............................................................   3

       Condensed Consolidated  Statements of Income for Each of the Three
       and Nine Months Ended September 30, 1999 and September 30, 1998...............   4

       Condensed Consolidated Statements of Cash Flows for Each of the
       Nine Months Ended September 30, 1999 and September 30, 1998...................   5

       Notes to Condensed Consolidated Financial Statements..........................   6

       Management's Discussion and Analysis of Financial Condition and
       Results of Operations.........................................................   9

  PART II -- OTHER INFORMATION

       Other Information.............................................................  13

       Signatures....................................................................  13

                                   HPSC, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except per share and share amounts)

                                                                                   SEPTEMBER 30,       DECEMBER 31,
                                                                                       1999               1998
                                                                                   -------------       ------------
                                                                                    (UNAUDITED)
                               ASSETS
CASH AND CASH EQUIVALENTS ......................................................     $  2,822           $   4,583
RESTRICTED CASH ................................................................       13,494               9,588
INVESTMENT IN LEASES AND NOTES:
     Lease contracts and notes receivable due in installments ..................      346,216             293,211
     Notes receivable ..........................................................       39,705              35,863
     Retained interest in leases and notes sold ................................       15,343              14,500
     Estimated residual value of equipment at end of lease term ................       17,598              14,830
     Less unearned income ......................................................      (83,925)            (73,019)
     Less allowance for losses .................................................       (8,710)             (7,350)
     Less security deposits ....................................................       (6,792)             (6,756)
     Deferred origination costs ................................................        7,648               6,696
                                                                                     --------           ---------
Net investment in leases and notes .............................................      327,083             277,975
                                                                                     --------           ---------
OTHER ASSETS:
     Other assets ..............................................................        6,057               5,682
     Refundable income taxes ...................................................          417                 774
                                                                                     --------           ---------
TOTAL ASSETS ...................................................................     $349,873           $ 298,602
                                                                                     ========           =========

                LIABILITIES AND STOCKHOLDERS' EQUITY
REVOLVING CREDIT BORROWINGS ....................................................     $ 58,000           $  49,000
SENIOR NOTES ...................................................................      213,709             174,541
SENIOR SUBORDINATED NOTES ......................................................       20,000              20,000
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES .......................................        7,662               7,030
ACCRUED INTEREST ...............................................................          773               1,285
INCOME TAXES:
     Currently payable .........................................................           67                  84
     Deferred ..................................................................       10,144               9,096
                                                                                     --------           ---------
TOTAL LIABILITIES ..............................................................      310,355             261,036
                                                                                     --------           ---------

STOCKHOLDERS' EQUITY:
     PREFERRED STOCK, $1.00 par value;  authorized 5,000,000 shares; issued
     - None ....................................................................           --                  --
     COMMON STOCK,  $.01 par value; 15,000,000 shares authorized; issued
     and outstanding 4,680,030 shares in 1999 and 4,618,530 in 1998.............           47                  46
     Additional paid-in capital ................................................       14,006              12,941
     Retained earnings .........................................................       30,420              28,448
Less:  Treasury  Stock (at cost) 492,500  shares in 1999 and 368,000 in 1998....       (3,360)             (2,230)
     Deferred compensation .....................................................       (1,131)             (1,141)
     Notes receivable from officers and employees ..............................         (464)               (498)
                                                                                     --------           ---------
TOTAL STOCKHOLDERS' EQUITY .....................................................       39,518              37,566
                                                                                     --------           ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................................     $349,873           $ 298,602
                                                                                     ========           =========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                 THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   HPSC, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   FOR EACH OF THE THREE AND NINE MONTHS ENDED
                    SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998
               (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                            ----------------------------  ----------------------------
                                                            SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                                1999           1998           1999           1998
                                                            -------------  ------------   -------------  -------------
REVENUES:
     Earned income on leases and notes..................     $   10,190     $    8,890     $   29,028     $   24,417
     Gain on sales of leases and notes..................          1,573            934          3,625          2,684
     Provision for losses...............................         (1,147)        (1,106)        (2,930)        (2,372)
                                                             -----------    -----------    -----------    -----------
Net Revenues............................................         10,616          8,718         29,723         24,729
                                                             ----------     ----------     ----------     ----------

EXPENSES:
     Selling, general and administrative................          4,743          3,881         13,372         11,082
     Interest expense...................................          4,793          4,016         13,368         11,328
     Interest income....................................           (155)          (128)          (361)          (196)
                                                             -----------    -----------    -----------    -----------
Net operating expenses..................................          9,381          7,769         26,379         22,214
                                                             ----------     ----------     ----------     ----------

INCOME BEFORE INCOME TAXES..............................          1,235            949          3,344          2,515
                                                             ----------     ----------     ----------     ----------

PROVISION FOR INCOME TAXES:
     Federal, Foreign and State:
          Current.......................................             93             34            236             90
          Deferred......................................            412            380          1,047          1,017
          Additional paid-in capital from exercise of
                non-qualified stock options.............             --             --             89             --
                                                             ----------     ----------     ----------     ----------

TOTAL INCOME TAXES......................................            505            414          1,372          1,107
                                                             ----------     ----------     ----------     ----------

NET INCOME..............................................     $      730     $      535     $    1,972     $    1,408
                                                             ==========     ==========     ==========     ==========

BASIC NET INCOME PER SHARE..............................     $     0.19     $     0.14     $     0.52     $     0.38
                                                             ==========     ==========     ==========     ==========

SHARES USED TO COMPUTE BASIC NET
INCOME PER SHARE........................................      3,770,851      3,769,284      3,771,684      3,713,173

DILUTED NET INCOME PER SHARE............................     $     0.16     $     0.12     $     0.45     $     0.34
                                                             ==========     ==========     ==========     ==========

SHARES USED TO COMPUTE DILUTED
NET INCOME PER SHARE....................................      4,493,815      4,407,825      4,426,176      4,163,257



                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                 THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   HPSC, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
   FOR EACH OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                SEPTEMBER 30,         SEPTEMBER 30,
                                                                                    1999                  1998
                                                                                -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income ..............................................................    $   1,972            $   1,408
     Adjustments  to reconcile  net income to net cash provided by
    (used in) operating activities:
     Depreciation and amortization ...........................................        3,646                3,082
     Deferred income taxes ...................................................        1,048                1,017
     Restricted stock and option compensation ................................          611                1,062
     Gain on sales of lease contracts and notes receivable ...................       (3,625)              (2,684)
     Provision for losses on lease contracts and notes receivable ............        2,930                2,372
     Decrease in accrued interest ............................................         (512)                (593)
     Increase (decrease) in accounts payable and accrued
      liabilities.............................................................        1,220               (1,669)
     Decrease in accrued income taxes ........................................          (17)                 (66)
     Decrease in refundable income taxes .....................................          357                2,431
     Decrease in other assets ................................................           61                  209
                                                                                  ---------            ---------
Cash provided by operating activities ........................................        7,691                6,569
                                                                                  ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Origination of lease contracts and notes receivable due in
      installments ...........................................................     (146,291)            (119,294)
     Portfolio receipts, net of amounts included in income ...................       52,548               43,732
     Proceeds from sales of lease contracts and notes receivable
      due in installments ....................................................       37,606               21,377
     Net increase in notes receivable ........................................       (3,936)                (284)
     Net increase in security deposits .......................................           36                  728
     Net increase in other assets ............................................         (654)                (425)
     Net (increase) decrease in loans to employees ...........................           34                 (145)
                                                                                  ---------            ---------
Cash (used in) investing activities ..........................................      (60,657)             (54,311)
                                                                                  ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of senior notes ...............................................      (56,091)             (36,488)
     Proceeds from issuance of senior notes, net of debt issue
      costs ..................................................................       95,259               90,048
     Net proceeds (repayments) of revolving credit borrowings ................        9,000               (5,000)
     Purchase of treasury stock ..............................................       (1,130)                (673)
     Increase in restricted cash .............................................        3,906                1,589
     Repayment of employee stock ownership plan promissory note ..............          105                  105
     Exercise of employee stock options ......................................          156                  315
                                                                                  ---------            ---------
Cash provided by financing activities ........................................       51,205               49,896
                                                                                  ---------            ---------

Net increase (decrease) in cash and cash equivalents .........................       (1,761)               2,154
Cash and cash equivalents at beginning of period .............................        4,583                2,137
                                                                                  ---------            ---------
Cash and cash equivalents at end of period ...................................    $   2,822            $   4,291
                                                                                  =========            =========

Supplemental disclosures of cash flow information:
     Interest paid ...........................................................    $  13,532            $  11,544
     Income taxes paid .......................................................          148                   45



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

    2. The Company computes and presents its earnings per share data in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". The Company's basic net income per share calculation is based on the weighted average number of common shares outstanding, which does not include unallocated shares under the Company's Employee Stock Ownership Plan, Supplemental Employee Stock Ownership Plan, restricted shares issued under the Company's Incentive Stock Plans, treasury stock, or any shares issuable upon the exercise of outstanding stock options. Diluted net income per share includes the weighted average number of stock options and contingently issuable restricted shares under the Company's Incentive Stock Plans outstanding as calculated under the treasury stock method, but not unallocated shares under the Company's ESOP and SESOP.

   3. In February 1999, the Company extended certain 5-year options which were scheduled to expire. As a result, the Company recognized additional compensation expense of $68,000 in the nine months ended September 30, 1999.

    4. Due to increases in the Company's stock price in July and August 1999, vesting events occurred with respect to restricted shares issued under the 1995 Incentive Stock Plan. The Company consequently recognized additional compensation expense of $297,000 during the quarter ended September 30, 1999.

    5. Pursuant to the terms of the HPSC Bravo Funding Corp. ("Bravo") revolving credit facility, as amended, Bravo had $51,490,000 outstanding from sales of receivables and Senior Notes outstanding of $109,070,000 at September 30, 1999. Bravo incurs interest at various rates in the commercial paper market and enters into interest rate swap agreements to assure fixed rate funding. At September 30, 1999, Bravo had 36 separate interest rate swap contracts with BankBoston with a total notional value of $158,055,000. These interest rate swaps are matched swaps, and as such, are accounted for using settlement accounting. Monthly cash settlements on the swap agreements are recognized in income as they accrue. In the case where the notional value of the interest rate swap agreements significantly exceeds the outstanding underlying debt, the excess swap agreements would be marked-to-market through income until new borrowings are incurred which would be subject to such swap agreements. All interest rate swap agreements entered into by the Company are for other than trading purposes.

    6. In April 1999, the HPSC Capital Funding, Inc. ("Capital") revolving credit facility was renewed on the same terms and conditions, providing available borrowings up to $125,000,000. Pursuant to the terms of the Lease Receivable Purchase Agreement, as amended, Capital had $31,132,000 outstanding from sales of receivables and Senior Notes outstanding of $92,941,000 at September 30, 1999, and in connection with this facility had 19 separate interest rate swap agreements with BankBoston with a total notional value of $116,571,000. These interest rate swaps are matched swaps, and as such, are accounted for using settlement accounting. Monthly cash settlements on the swap agreements are recognized in income as they accrue. In the case where the notional value of the interest rate swap agreements significantly exceeds the outstanding underlying debt, the excess swap agreements would be marked-to-market through income until new borrowings are incurred which would be subject to such swap agreements. All interest rate swap agreements entered into by the Company are for other than trading purposes.

    7. On September 30, 1999, the Company had restricted cash of $7,217,000 under the Bravo facility and $6,277,000 under the Capital facility. All such restricted cash is reserved for debt service.

     8. In May 1999, the amended Revolving Loan Agreement with BankBoston as Managing Agent (the "Revolving Loan Agreement") was renewed on substantially the same terms and conditions through May 2000, providing availability to the Company of up to $90,000,000.

     9. In March 1999, the Company entered into an additional secured, fixed rate, fixed term loan agreement with Springfield Institution for Savings. The Company borrowed $5,011,000 under that agreement, subject to certain recourse and performance covenants.

     10. In April 1999, the Company entered into a secured, fixed rate, fixed term loan agreement with Cambridge Savings Bank. The Company borrowed $5,861,000 under that agreement, subject to certain recourse and performance covenants.

     11. The Financial Accounting Standards Board ("FASB") has issued SFAS No. 130, "Reporting Comprehensive Income". This statement, adopted January 1, 1998, establishes standards for reporting and presenting comprehensive income and its components. Comprehensive income equals net income for each of the nine month periods ended September 30, 1999 and September 30, 1998.

     12. A summary of information about the Company's operations by segment for each of the three and nine month periods ended September 30, 1999 and 1998 is as follows:

                                               THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                              ----------------------------------     ----------------------------------
                                                            COMMERCIAL                             COMMERCIAL
                                                LICENSED       AND                     LICENSED       AND
(in thousands)                                PROFESSIONAL  INDUSTRIAL               PROFESSIONAL  INDUSTRIAL
                                                FINANCING    FINANCING     TOTAL       FINANCING    FINANCING     TOTAL
                                              ------------  ----------     -----     ------------  ----------     -----
1999
----
Earned income on leases and notes ..........   $   8,992    $   1,198    $  10,190    $  25,552    $   3,476    $  29,028
Gain on sales of leases and notes ..........       1,573           --        1,573        3,625           --        3,625
Provision for losses .......................      (1,106)         (41)      (1,147)      (2,847)         (83)      (2,930)
Selling, general and administrative expenses      (4,350)        (393)      (4,743)     (12,158)      (1,214)     (13,372)
                                               ---------    ---------    ---------    ---------    ---------    ---------
Net profit contribution ....................       5,109          764        5,873       14,172        2,179       16,351

Total assets ...............................                                            313,272       36,601      349,873

1998
----
Earned income on leases and notes ..........       7,654        1,236        8,890       20,707        3,710       24,417
Gain on sales of leases and notes ..........         934           --          934        2,684           --        2,684
Provision for losses .......................      (1,080)         (26)      (1,106)      (2,271)        (101)      (2,372)
Selling, general and administrative expenses      (3,476)        (405)      (3,881)      (9,912)      (1,170)     (11,082)
                                               ---------    ---------    ---------    ---------    ---------    ---------
Net profit contribution ....................       4,032          805        4,837       11,208        2,439       13,647

Total assets ...............................                                            248,783       33,615      282,398


The following reconciles net segment profit contribution as reported above to total consolidated income before income taxes:

                                   THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                   --------------------------------     -------------------------------
      (in thousands)                      1999         1998                     1999        1998
                                          ----         ----                     ----        ----

Net segment profit contribution......   $  5,873    $  4,837                  $ 16,351    $ 13,647
Interest expense ....................     (4,793)     (4,016)                  (13,368)    (11,328)
Interest income on cash balances.....        155         128                       361         196
                                        --------    --------                  --------    --------
Income before income taxes ..........   $  1,235    $    949                  $  3,344    $  2,515

     Other Segment Information - The Company derives substantially all of its revenues from domestic customers. As of September 30, 1999, no single customer within the licensed professional financing segment accounted for greater than 1% of the total owned and serviced portfolio of that segment. Within the commercial and industrial financing segment, no single customer accounted for greater than 18% of the total portfolio of that segment. The licensed professional financing segment relies on certain vendors to provide referrals to the Company. For the nine months ended September 30, 1999, no one vendor accounted for greater than 9% of the Company's licensed professional financing originations.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Earned income from leases and notes for the three months ended September 30, 1999 was $10,190,000 (including approximately $1,198,000 from the Company's commercial lending subsidiary, American Commercial Finance Corporation ("ACFC")) as compared to $8,890,000 (including approximately $1,236,000 from ACFC) for the three months ended September 30, 1998. Earned income for the nine months ended September 30, 1999 was $29,028,000 (including approximately $3,476,000 from
ACFC) compared to $24,417,000 (including approximately $3,710,000 from ACFC) for the comparable period in 1998. The increase of 15% for the three month period and 19% for the nine month period was due principally to increases in net investment in leases and notes in 1999 over 1998. The increase in net investment in both periods resulted in part from a higher level of originations of $61,013,000 for the third quarter of 1999 compared to $48,367,000 for the same period in 1998 and $151,100,000 for the nine months ended September 30, 1999 compared to $129,370,000 for the same period in 1998. Gains on sales of leases and notes were $1,573,000 in the three months ended September 30, 1999 compared to $934,000 for the quarter ended September 30, 1998. For the nine months ended September 30, 1999, gains on sales of leases and notes were $3,625,000 compared to $2,684,000 for the nine months ended September 30, 1998. The increase for the three and nine month periods were due to a higher level of asset sales activity in 1999 compared to 1998.

     Interest expense (net of interest income) for the third quarter of 1999 was $4,638,000 (46% of earned income) compared to $3,888,000 (44% of earned income) in the comparable 1998 period. For the first nine months ended September 30, 1999, net interest expense was $13,007,000 (45% of earned income) compared to $11,132,000 (46% of earned income) in the nine months ended September 30, 1998. The increase in net interest expense was primarily due to a 26% increase in debt levels from September 30, 1998 to September 30, 1999. These higher debt levels resulted primarily from borrowings to finance a higher level of contract originations.

     Net financing margin (earned income less net interest expense) for the third quarter of 1999 was $5,552,000 (54% of earned income) compared to $5,002,000 (56% of earned income) for the third quarter of 1998. For the nine month period ended September 30, 1999, net financing margin increased to $16,021,000 (55% of earned income) from $13,285,000 (54% of earned income) in 1998. The increase in amounts in both the three month and nine month periods was due to higher earnings on a higher balance of earning assets. The decrease in percentage in the three month period and the increase in percentage in the nine month period was due to higher interest rate borrowing costs during the most recent three month period as compared to borrowing costs during the first six months of the Company's fiscal year.

     The provision for losses for the third quarter of 1999 was $1,147,000 (11% of earned income) compared to $1,106,000 (12% of earned income) in the third quarter of 1998. The provision for losses for the nine months ended September 30, 1999 was $2,930,000 (10% of earned income) compared to $2,372,000 (10% of earned income) in the comparable period in 1998. The increase in amounts were due to growth in the portfolio along with the Company's continuing evaluation of its portfolio quality, loss history and allowance for losses.

     The allowance for losses at September 30, 1999 was $8,710,000 (2.7% of net investment in leases and notes) compared to $7,350,000 (2.6% of net investment in leases and notes) at December 31, 1998. Net charge offs for the nine months ended September 30, 1999 were $1,572,000 compared to $1,501,000 for the same period ended September 30, 1998.

     Selling, general and administrative expenses for the three months ended September 30, 1999 were $4,743,000 (47% of earned income) compared to $3,881,000 (44% of earned income) in the comparable 1998 period. For the nine month period ended September 30, 1999, selling, general and administrative expenses were $13,372,000 (46% of earned income) compared to $11,082,000 (45% of earned income) for the same period in 1998. The increase was caused by higher advertising and marketing related costs, an increase in consulting and professional fees associated with the design and implementation of a new HPSC interactive web site, as well as increased administrative costs required to support higher levels of owned and serviced assets.

     The Company's income before income taxes for the quarter ended September 30, 1999 was $1,235,000 compared to $949,000 in the same period in 1998. For the nine months ended September 30, 1999, income before income taxes was $3,344,000 compared to $2,515,000 in the comparable 1998 period. For the quarter ended September 30, 1999, the provision for income taxes was $505,000 (41% of income before income taxes) compared to $414,000 (44% of income before income taxes) in the third quarter of 1998. For the nine months ended September 30, 1999, the provision for income taxes was $1,372,000 (41% of income before income taxes) compared to $1,107,000 (44% of income before income taxes) in the comparable 1998 period. The decrease in the income tax rate from 1998 to 1999 was due to approximately $177,000 in expenses incurred by the Company in the first nine months of 1998 ($0 in 1999) related to the wind-down of the Company's Canadian operation which were not deductible in computing the income tax provision.

     The Company's net income for the three months ended September 30, 1999 was $730,000 ($0.16 diluted net income per share) compared to $535,000 ($0.12 diluted net income per share) for the three months ended September 30, 1998. For the nine months ended September 30, 1999, the Company's net income was $1,972,000 ($0.45 diluted net income per share) compared to $1,408,000 ($0.34 diluted net income per share) for the nine months ended September 30, 1998. The increase for the three and nine month periods resulted from higher earned income on leases and notes and higher gains on asset sales, offset by higher selling, general and administrative costs, higher net interest costs, and a higher provision for losses.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1999, the Company had $16,316,000 in cash, cash equivalents and restricted cash as compared to $14,171,000 at December 31, 1998. As described in Note 7 to the Company's condensed consolidated financial statements included in this report on Form 10-Q, $13,494,000 was restricted pursuant to financing agreements as of September 30, 1999, compared to $9,588,000 at December 31, 1998.

     Cash provided by operating activities was $7,691,000 for the nine months ended September 30, 1999 compared to $6,569,000 for the nine months ended September 30, 1998. The significant components of cash provided by operating activities for the nine months ended September 30, 1999 as compared to the same period in 1998 were an increase in accounts payable and accrued liabilities of $1,220,000 as compared to a decrease of $1,669,000 for the same period in 1998, as well as a decrease in refundable income taxes of $357,000 in 1999 compared to $2,431,000 for the same period in 1998.

     Cash used in investing activities was $60,657,000 for the nine months ended September 30, 1999 compared to $54,311,000 for the nine months ended September 30, 1998. The significant components of cash used in investing activities for the first nine months of 1999 compared to the same period in 1998 were an increase in originations of lease contracts and notes receivable due in installments to $146,291,000 from $119,294,000 and an increase in notes receivable of $3,936,000 from $284,000, offset by an increase in portfolio receipts to $52,548,000 from $43,732,000, along with an increase in proceeds from sales of lease contracts and notes receivable of $37,606,000 in 1999 compared to $21,377,000 in the comparable period ended September 30, 1998.

     Cash provided by financing activities for the nine months ended September 30, 1999 was $51,205,000 compared to $49,896,000 for the nine months ended September 30, 1998. The significant components of cash provided by financing activities for the first nine months of 1999 as compared to the equivalent period in 1998 were an increase in proceeds from issuance of senior notes, net of debt issuance costs, to $95,259,000 from $90,048,000, an increase in restricted cash balances of $3,906,000 compared to $1,589,000, as well as net proceeds from revolving credit borrowings of $9,000,000 in the first nine months of 1999 compared to net repayments of revolving credit borrowings of $5,000,000 in the same period in 1998, offset by higher repayments of senior notes of $56,091,000 for the nine months ended September 30, 1999 compared to $36,488,000 for the nine months ended September 30, 1998

     The Company executed a Third Amended and Restated Revolving Credit Agreement with BankBoston as the Agent Bank (the "Revolver Agreement") on March 16, 1998 providing the Company with availability up to $100,000,000 through March 16, 1999. In March 1999, the agreement was extended through May 1999, providing availability up to $86,000,000. In May 1999, the Company executed the Third Amendment to the Third Amended and Restated Revolving Credit Agreement. The Third Amendment to the Revolver Agreement provides availability to the Company of $90,000,000 under substantially the same terms and conditions, through May 2000. Under the Revolver Agreement, the Company may borrow at variable rates of prime and at LIBOR plus 1.35% to 1.50% respectively, depending upon certain performance covenants. At September 30, 1999, the Company had $58,000,000 outstanding under this facility and $32,000,000 available for borrowing, subject to borrowing base limitations. The outstanding borrowings under the Revolver Agreement are not hedged and, therefore, are exposed to upward movements in interest rates.

     In March 1997, the Company completed a $20,000,000 offering of unsecured senior subordinated notes due 2007 bearing interest at a fixed rate of 11% (the "Subordinated Note Offering"). The Subordinated Note Offering was completed on the terms and conditions described in Amendment No. 2 to the Company's Registration Statement No. 333-20733 on Form S-1. The Company received approximately $18,300,000 in net proceeds from the Subordinated Note Offering and used such proceeds to repay, in part, amounts outstanding under the Revolver Agreement.

     In April 1998, the Company, along with its wholly-owned, special purpose subsidiary, HPSC Capital Funding, Inc. ("Capital"), signed an amended Lease Receivable Purchase Agreement with EagleFunding Capital Corporation ("Eagle"). This facility (the "Capital Facility") provided the Company with available borrowings up to $150,000,000. In April 1999, this facility was renewed on substantially the same terms and conditions, providing available borrowings up to $125,000,000. Under the terms of the Capital Facility, Capital, to which the Company may sell or contribute certain of its portfolio assets from time to time, pledges or sells its interests in these assets to Eagle, a commercial paper conduit entity. Capital may borrow at variable rates in the commercial paper market and may enter into interest rate swap agreements to assure fixed rate funding. Monthly settlements of the borrowing base and any applicable principal and interest payments are made from collections of Capital's portfolio. The Company is the servicer of the Capital portfolio subject to certain covenants. At September 30, 1999, the Company had $31,132,000 outstanding from sales of receivables and $92,941,000 of borrowings outstanding from loans under the Capital Facility. In connection with this facility, the Company had 19 separate interest rate swap agreements with BankBoston with a total notional value of $116,571,000.

     In June 1998, the Company, along with its wholly-owned, special-purpose subsidiary HPSC Bravo Funding Corp. ("Bravo"), signed an amended revolving credit facility (the "Bravo Facility") structured and guaranteed by Capital Markets Assurance Corporation ("CapMAC", acquired by MBIA in February 1998). The Bravo Facility provides the Company with available borrowings up to $225,000,000, of which $67,500,000 may be utilized for sales of financing contracts. Under the terms of the Bravo Facility, Bravo, to which the Company sells and may continue to sell or contribute certain of its portfolio assets subject to certain covenants regarding Bravo's portfolio performance and borrowing base calculations, pledges or sells its interests in these assets to a commercial paper conduit entity. Bravo incurs interest at variable rates in the commercial paper market and enters into interest rate swap agreements to assure fixed rate funding. Monthly settlements of principal and interest payments are made from the collection of payments on Bravo's portfolio. The Company is the servicer of the Bravo portfolio, subject to the Company meeting certain covenants. The required monthly payments of principal and interest to purchasers of the commercial paper are guaranteed by CapMAC pursuant to the terms of the facility. At September 30, 1999, Bravo had $51,490,000 outstanding from sales of receivables under the sale accounting portion of the Bravo Facility and $109,070,000 of indebtedness outstanding under the loan portion of the Bravo Facility. In connection with this facility, the Company had 36 separate interest rate swap agreements with BankBoston with a total notional value of $158,055,000.

     In March 1999, the Company entered into an additional fixed rate, fixed term loan agreement with Springfield Institution for Savings ("SIS"). The Company borrowed $5,011,000, subject to certain recourse and performance covenants. The Company had $6,168,000 outstanding under all loan agreements with SIS at September 30, 1999.

     In April 1999, the Company entered into a fixed rate, fixed term loan agreement with Cambridge Savings Bank ("CSB"). The Company borrowed $5,861,000, subject to certain recourse and performance covenants. The Company had $5,530,000 outstanding under the loan obligation with CSB at September 30, 1999.

     Management believes that the Company's liquidity, resulting from the availability of credit under the Revolver Agreement, the Bravo Facility, the Capital Facility, the Subordinated Note Offering, and the loans from SIS and CSB, along with cash obtained from internally generated revenues, is adequate to meet current obligations and future projected levels of financings and to carry on normal operations. In order to finance adequately its anticipated growth, the Company will continue to seek to raise additional capital from bank and non-bank sources, make selective use of asset sale transactions and use its current credit facilities. The Company expects that it will be able to obtain additional capital at competitive rates, but there can be no assurance it will be able to do so.

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

     The Company is monitoring the year 2000 progress of its major service providers of non-IT systems, including embedded systems and software, as well as of its third party business partners such as banking institutions and customers. In 1998, the Company's subsidiary, ACFC, began a review of the systems of its major customers. Based on this review, ACFC does not anticipate any major issues. In the event of a failure of a customer's system, ACFC believes it has adequate contingency plans and systems in place to ensure a continuity of its business operations.

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

                                   HPSC, INC.

                           PART II. OTHER INFORMATION

ITEMS 1 THROUGH 5 ARE OMITTED BECAUSE THEY ARE INAPPLICABLE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits

          3.1   Amended and Restated By-laws

          10 Amended and Restated Rights Agreement Incorporated by reference to Exhibit 4.1 to HPSC's current report on Form 8-K filed November 5, 1999.

          27   Financial Data Schedule


     b)   Reports on Form 8-K:

     There were no reports on Form 8-K filed during the three months ended September 30, 1999.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HPSC, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 HPSC, INC.
                                                ------------
                                                (REGISTRANT)

                                                By: /s/ JOHN W. EVERETS
                                                   -----------------------------
                                                        JOHN W. EVERETS
                                                     CHIEF EXECUTIVE OFFICER
                                                      CHAIRMAN OF THE BOARD

                                                By: /s/ RENE LEFEBVRE
                                                   -----------------------------
                                                        RENE LEFEBVRE
                                                        VICE PRESIDENT
                                                    CHIEF FINANCIAL OFFICER


Dated: November 12, 1999