Form 10-K
period 1999-12-31
HPSC INC
filed 2000-03-29
CIK 718909

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For fiscal year ended DECEMBER 31, 1999

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

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

                               YES(X)       NO( )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any other amendment to this Form 10-K.

                               YES(X)       NO( )

The aggregate market value of the voting stock held by non-affiliates of the registrant was $24,757,585 at February 28, 2000 representing 2,912,657 shares.

The number of shares of common stock, par value $.01 per share, outstanding as of February 28, 2000 was 4,173,230.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held April 20, 2000 (the "2000 Proxy Statement") are incorporated by reference into Part III of this annual report on Form 10-K.

The 2000 Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" as part of this annual report on Form 10-K.

Portions of the Company's 1999 Annual Report to Shareholders (the "1999 Annual Report") are incorporated by reference into Parts I and II of this annual report on Form 10-K.

                                     PART I

ITEM 1. BUSINESS

GENERAL

HPSC, Inc. ("HPSC" or the "Company") is a specialty finance company engaged primarily in financing licensed healthcare providers throughout the United States. The largest part of the Company's revenues comes from its financing of healthcare equipment and financing of the purchase of healthcare practices. The Company has over 20 years experience as a provider of financing to healthcare professionals in the United States. Through its subsidiary, American Commercial Finance Corporation ("ACFC"), the Company also provides asset-based lending to commercial and industrial businesses, principally in the eastern United States.

HPSC provides financing for equipment and other practice-related expenses to the dental, ophthalmic, general medical, chiropractic and veterinary professions. At December 31, 1999, on a consolidated basis, approximately 91% of the Company's portfolio was comprised of financing to licensed professionals, including both equipment financing and other non-equipment financing, such as practice finance, leasehold improvements, office furniture, working capital and supplies. Approximately 9% of the portfolio was asset-based lending to commercial and industrial businesses. HPSC principally competes in the portion of the healthcare finance market where the size of the transaction is $250,000 or less, sometimes referred to as the "small-ticket" market. The average size of the Company's financing transactions in 1999 was approximately $35,000. In connection with its equipment financing, the Company enters into noncancellable finance agreements and/or lease contracts, which provide for a full payout at a fixed interest rate over a term of one to seven years. The Company markets its financing services to healthcare providers in a number of ways, including direct marketing through trade shows, conventions and advertising, through its sales staff with 22 offices in 13 states and through cooperative arrangements with equipment vendors.

At December 31, 1999, HPSC's gross outstanding owned and managed leases and notes receivable to licensed professionals, excluding asset-based lending, were approximately $524 million, consisting of approximately 17,000 active contracts. HPSC's financing contract originations in 1999, excluding asset-based lending, were approximately $208 million compared to approximately $159 million in 1998, an increase of 31%, which compared to financing contract originations of approximately $129 million in 1997.

ACFC, the Company's wholly-owned subsidiary, provides asset-based financing, principally in the eastern United States, to commercial and industrial companies which generally cannot readily obtain traditional bank financing. The ACFC loan portfolio generally provides the Company with a greater spread over its borrowing costs than the Company can achieve in its financing business to licensed professionals. ACFC's originations of new lines of credit in 1999 were approximately $18 million compared to approximately $23 million in 1998, a decrease of 22%, which compared to line of credit originations of approximately $25 million in 1997.

The continuing increase in the Company's originations of financing contracts and lines of credit helped contribute to a 20% increase in the Company's net revenues for fiscal year 1999 as compared with fiscal year 1998, and a 37% increase in the Company's net revenues for fiscal year 1998 compared with fiscal year 1997. This percentage change in revenues differs from the percentage change in originations because revenues consist of earned income on leases and notes, which is a function of the amount of net investment in leases and notes and the level of interest rates. Earned income is recognized over the life of the financing contract while originations are recognized at the time of inception.

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

The medical equipment finance industry includes two distinct markets which are generally differentiated based on equipment price and type of healthcare provider. The first market, in which the Company currently does not compete, is financing of equipment priced at over $250,000, which is typically sold to hospitals and other institutional purchasers. Because of the size of the purchase, long sales cycle, and number of financing alternatives available to these types of customers, their choice among financing alternatives tends to be based primarily on cost of financing. The second market, in which the Company does compete, is the financing of lower-priced or "small-ticket" equipment, where the price of the financed equipment is $250,000 or less. Much of this equipment is sold to individual practitioners or small group practices, including dentists, ophthalmologists, physicians, chiropractors, veterinarians and other healthcare providers. The Company focuses on the small-ticket market because it is able to respond in a prompt and flexible manner to the needs of individual customers. Management believes that purchasers in the small-ticket healthcare equipment market often seek the value-added sales support and ease of conducting business that the Company offers.

The length of the Company's lease agreements and notes due in installments ranges from 12 to 84 months, with a median term of 60 months and an average initial term of 55 months.

Although the Company has focused its business in the past on equipment financing to licensed professionals, it continues to expand into practice finance. Practice finance is a specialized segment of the finance industry, in which the Company's primary competitors are banks. Practice finance is a relatively new business opportunity for financing companies such as HPSC which has developed as the sale of healthcare professional practices has increased. HPSC may finance up to 100% of the cost of the practice being purchased. A practice finance transaction typically takes the form of a loan to a healthcare provider purchasing a practice, which is secured by the assets of the practice being purchased and may also be secured by one or more personal guarantees and personal assets. The average original size of a practice finance transaction was approximately $150,000 in 1999, with a typical repayment term of 72 to 84 months.

HEALTHCARE PROVIDER FINANCING

Terms and Conditions

The Company's business consists primarily of the origination of equipment financing contracts pursuant to which the Company finances healthcare providers' acquisition of various types of equipment as well as leasehold improvements, working capital and supplies. The contracts are either finance agreements (notes) or lease agreements, and are non-cancelable. The contracts are full payout contracts and provide for scheduled payments sufficient, in the aggregate, to cover the Company's costs, and to provide the Company with an appropriate profit margin. The Company provides its leasing customers with an option to purchase the equipment at the end of the lease for generally 10% of its original cost. Historically, the vast majority of all lessees have exercised this option. The length of the Company's lease agreements and finance agreements range from 12 to 84 months, with a weighted average original term of 55 months for the year ended December 31, 1999.

All of the Company's equipment financing contracts require the customer to: (i) maintain, service and operate the equipment in accordance with the manufacturer's and government-mandated procedures, and (ii) make all scheduled contract payments regardless of the performance of the equipment. Substantially all of the Company's financing contracts provide for principal and interest payments due monthly for the term of the contract. In the event of default by a customer, the financing contract provides that the Company has the rights afforded creditors under law, including the right to repossess the underlying equipment and in the case of the legal proceeding arising from a default, to recover damages and attorneys' fees. The Company's equipment financing contracts provide for late fees and service charges to be applied on payments which are overdue.

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

Since 1994, the Company has originated a total of approximately 850 practice finance loans aggregating approximately $100 million in financings. The terms of such loans generally range from 72 to 84 months. In 1999, practice finance generated approximately 17% of HPSC's total amount of originations. Management believes that its practice finance business contributes to the diversification of the Company's revenue sources and earns HPSC substantial goodwill among healthcare providers. All practice finance inquiries received at the Company's sales offices, or by its salespersons in the field, are referred to the Boston office for processing.

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

Customers

The primary customers for the Company's financing contracts are healthcare providers, including dentists, ophthalmologists, other physicians, chiropractors and veterinarians. As of December 31, 1999, no single customer (or group of affiliated customers) accounted for more than 1% of the Company's healthcare finance portfolio. The Company's customers are located throughout the United States, but primarily in heavily populated states such as California, Florida, Texas, Illinois and New York.

Realization of Residual Values on Equipment Leases

Historically, the Company has realized over 99% of the residual value of equipment covered by leases. The overall growth in the Company's equipment lease portfolio in recent years has resulted in increases in the aggregate amount of recorded residual values. Substantially all of the residual values on the Company's balance sheet as of December 31, 1999 are attributable to leases which will expire by the end of 2006. Realization of such residual values depends on factors not entirely within the Company's control, such as the condition of the equipment, the cost of comparable new equipment and the technological or economic obsolescence of the equipment. Although the Company has received over 99% of recorded residual values for leases which expired during the last three years, there can be no assurance that this realization rate will be maintained.

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

ASSET-BASED LENDING

ACFC makes asset-based loans of generally $5 million or less to commercial and industrial companies, primarily secured by accounts receivable, inventory and equipment. ACFC typically makes accounts receivable loans to borrowers in a variety of industries that cannot obtain traditional bank financing. ACFC takes a security interest in all of the borrower's assets and monitors collection of its receivable. Advances on a revolving loan generally do not exceed 80% of the borrower's eligible accounts receivable. ACFC also makes revolving and "term like" inventory loans not exceeding 50% of the value of the customer's active inventory, valued at the lower of cost or market value. In addition, ACFC provides term financing for equipment, which is secured by the machinery and equipment of the borrower.

The average ACFC loan is for a term of two to three years. No single borrower accounts for more than 11% of ACFC's aggregate portfolio, and no more than 11% of ACFC's portfolio is concentrated in any single industry.

ACFC's loans are "fully followed," which means that ACFC receives daily settlement statements of its borrowers' accounts receivable. ACFC participates in the collection of its borrowers' accounts receivable and requires that payments be made directly to an ACFC lock-box account. Availability under lines of credit is usually calculated daily. ACFC's credit committee, which includes members of senior management of HPSC, must approve all ACFC loans in advance. Each of ACFC's officers has over ten years of experience providing these types of financing.

From its inception through December 31, 1999, ACFC has provided 66 lines of credit totaling approximately $88 million and currently has approximately $32 million of loans outstanding to 40 borrowers. The annual dollar volume of originations of new lines of credit by ACFC was $5.0 million in 1994, $12.1 million in 1995, $17.6 million in 1996, $24.8 million in 1997, $23.1 million in 1998 and $18.2 million in 1999.

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

ACFC's underwriting procedures include an evaluation of the collectibility of the borrower's receivables that are pledged to ACFC, including an evaluation of the validity of such receivables and the creditworthiness of the payors of such receivables. ACFC may also require its customers to pay for credit insurance with respect to its loans. The Loan Administration Officer of ACFC is responsible for maintaining lending standards and for monitoring loans and underlying collateral. Before approving a loan, ACFC examines the prospective customer's books and records and continues to make such examinations and to monitor its customer's operations as it deems necessary during the term of the loan. Loan officers are required to rate the risk of each loan made by ACFC and to update the rating upon receipt of any financial statement from the customer or when 90 days have elapsed since the date of the last rating.

The Company's finance portfolio consists of two general categories of assets:

The first category of assets consists of the Company's lease contracts and notes receivable due in installments, which comprise approximately 89% of the Company's net investment in leases and notes at December 31, 1999 (87% at December 31, 1998). Substantially all of such contracts and notes are due from licensed medical professionals who practice in individual or small group practices. These contracts and notes are at fixed interest rates and have terms ranging from 12 to 84 months. The Company believes that leases and notes entered into with medical professionals are generally "small-ticket," homogeneous transactions with similar risk characteristics. Except for the amounts described in the following paragraph related to asset-based lending, substantially all of the Company's historical provision for losses, charge-offs, recoveries and allowance for losses have related to its lease contracts and notes due in installments.

The second category of assets consists of the Company's notes receivable, which comprise approximately 11% of the Company's net investment in leases and notes at December 31, 1999 (13% at December 31, 1998). These notes receivable primarily relate to commercial asset-based, revolving lines of credit to small and medium sized manufacturers and distributors, at variable interest rates, and typically have terms of two to three years. The Company began commercial lending activities in mid-1994. Through December 31, 1999, the Company has had charge-offs of commercial notes receivable of $113,000. The provision for losses related to the commercial notes receivable were $113,000, $147,000 and $236,000 in 1999, 1998 and 1997, respectively. The amount of the allowance for losses related to the commercial notes receivable was $686,000 and $592,000 at December 31, 1999 and 1998, respectively.

ALLOWANCE FOR LOSSES AND CHARGE-OFFS

The Company maintains an allowance for losses in connection with equipment financing contracts and other loans held in the Company's portfolio at a level which the Company deems sufficient to meet future estimated uncollectible receivables, based on an analysis of delinquencies, problem accounts, overall risks and probable losses associated with such contracts, and a review of the Company's historical loss experience. At December 31, 1999, this allowance for losses was 2.5% of the Company's net investment in leases and notes (before allowance). There can be no assurance that this allowance will prove to be adequate. Failure of the Company's customers to make scheduled payments under their financing contracts could require the Company to (i) make payments in connection with the recourse portion of its borrowing relating to such contract,
(ii) forfeit its residual interest in any underlying equipment or (iii) forfeit cash collateral pledged as security for the Company's asset securitizations. In addition, although net charge-offs on the financing portfolio of the Company were less than 1% of the Company's average net investment in leases and notes (before allowance) for the year ended December 31, 1999, any increase in such losses or in the rate of payment defaults under the financing contracts originated by the Company could adversely affect the Company's ability to obtain additional funding, including its ability to complete additional asset securitizations.

The Company's receivables are subject to credit risk. To manage this risk, the Company has adopted underwriting policies that are closely monitored by management. Additionally, certain of the Company's leases and notes receivable, which have been sold under certain sales agreements, are subject to recourse and estimated losses are provided for by the Company. Accounts are normally charged off when future payments are deemed unlikely.

A summary of activity in the Company's allowance for losses for each of the years in the three-year period ended December 31, 1999 is as follows:

     (in thousands)                   1999         1998         1997
                                    -------      -------      -------
     Balance, beginning of year     $(7,350)     $(5,541)     $(4,562)
     Provision for losses .....      (4,489)      (4,201)      (2,194)
     Charge-offs ..............       2,853        2,498        1,304
     Recoveries ...............        (164)        (106)         (89)
                                    -------      -------      -------
     Balance, end of year .....     $(9,150)     $(7,350)     $(5,541)
                                    =======      =======      =======

The total contractual balances of delinquent lease contracts and notes receivable due in installments, both owned by the Company and owned by others and managed by the Company, over 90 days past due was $15,928,000 at December 31, 1999 compared to $9,967,000 at December 31, 1998. An account is considered delinquent when not paid within 30 days of the billing due date.

FUNDING SOURCES

General

The Company's principal sources of funding for its financing transactions have been: (i) a revolving loan agreement with BankBoston as managing agent providing borrowing availability of up to $90 million (the "Revolver"), (ii) securitized limited recourse revolving credit facilities with wholly-owned, special-purpose subsidiaries of the Company, HPSC Bravo Funding Corp. ("Bravo") and HPSC Capital Funding, Inc. ("Capital"), currently in the aggregate amount of $350 million,
(iii) defined recourse fixed-term loans and sales of financing contracts with savings banks and other purchasers and (iv) the Company's internally generated revenues. Management believes that the Company's liquidity is adequate to meet current obligations and future projected levels of financings and to carry on normal operations.

Information about the Revolver, the securitization facilities and other funding sources referred to in the previous paragraph is incorporated by reference from Notes C and D of the "Notes to Consolidated Financial Statements" at pages 11 through 13 and "Management's Discussion and Analysis of Financial Condition" at pages 28 through 30 of the 1999 Annual Report.

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

The Company's centralized data processing system provides timely support for the marketing and service efforts of its salespeople and for equipment manufacturers and dealers. The system permits the Company to generate collection histories, vendor analysis, customer reports and credit histories and other data useful in servicing customers and equipment suppliers. The system is also used for financial and tax reporting purposes, internal controls, personnel training and management. The Company recently introduced an interactive web site offering its customers real-time responses to credit inquiries, advanced functionality and services, and industry specific informational content. The Company believes that its systems give it a competitive advantage based on the speed of its contract processing, control over credit risk and high level of service.

COMPETITION

Healthcare provider financing and asset-based lending are highly competitive businesses. The Company competes for customers with a number of national, regional and local finance companies, including those which, like the Company, specialize in financing for healthcare providers. In addition, the Company's competitors include those equipment manufacturers which finance the sale or lease of their own products, conventional leasing companies and other types of financial services companies such as commercial banks and savings and loan associations. Although the Company believes that it currently has a competitive advantage based on its customer-oriented financing and value-added services, many of the Company's competitors and potential competitors possess substantially greater financial, marketing and operational resources than the Company. Moreover, the Company's future profitability will be directly related to the Company's ability to obtain capital funding at favorable rates as compared to the capital costs of its competitors. The Company's competitors and potential competitors include many larger companies that have a lower cost of funds than the Company and access to capital markets and to other funding sources which may be unavailable to the Company. The Company's ability to compete effectively for profitable equipment financing business will continue to depend upon its ability to procure funding on attractive terms, to develop and maintain good relations with new and existing equipment suppliers, and to attract additional customers.

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

EMPLOYEES

At December 31, 1999, the Company had 117 full-time employees, 18 of whom work for ACFC, and none of whom was represented by a labor union. Management believes that the Company's employee relations are good.

Item 2.  PROPERTIES

The Company leases approximately 13,887 square feet of office space at 60 State Street, Boston, Massachusetts for approximately $34,000 per month. This lease expires on June 30, 2004 with a five-year extension option. ACFC leases approximately 4,101 square feet at 433 South Main Street, West Hartford, Connecticut for approximately $6,047 per month. This lease expires on August 31, 2001 with a three-year extension option. The Company's total rent expense for 1999 under all operating leases was $748,000. The Company also rents space as required for its sales locations on a shorter-term basis. The Company believes that its facilities are adequate for its current operations and for the foreseeable future.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of HPSC is traded on the NASDAQ National Market System. The high and low prices for the common stock as reported by NASDAQ for each quarter in the last two fiscal years, as well as the approximate number of record holders and information with respect to dividend restrictions, are incorporated by reference from page 24 of the 1999 Annual Report.

The Company neither issued nor sold equity securities during the period covered by this annual report on Form 10-K other than shares covered by employee and director compensation plans.

Item 6. SELECTED FINANCIAL DATA

Selected financial data for each of the periods in the five year period ended December 31, 1999 is incorporated by reference from page 25 of the 1999 Annual Report.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated by reference from the section captioned "Management's Discussion and Analysis of Financial Condition" on pages 26 through 31 of the 1999 Annual Report.

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Discussion regarding Quantitative and Qualitative Disclosures About Market Risk is included in "Management's Discussion and Analysis of Financial Condition" at pages 30 and 31 of the 1999 Annual Report.

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

                             CERTAIN CONSIDERATIONS

Dependence on Funding Sources; Restrictive Covenants. The Company's financing activities are capital intensive. The Company's revenues and profitability are related directly to the volume of financing contracts it originates. To generate new financing contracts, the Company requires access to substantial short- and long-term credit. To date, the Company's principal sources of funding for its financing transactions have been
(i) a revolving credit facility with BankBoston, as Agent, for borrowing up to $90 million (the "Revolver"), (ii) $350 million in limited recourse revolving credit facilities with Bravo and Capital, (iii) fixed-rate, full recourse term loans from several savings banks, (iv) specific recourse sales of financing contracts to savings banks and other purchasers, (v) the issuance of Subordinated Debt in 1997 and (vi) the Company's internally generated revenues. The Company's Revolver provides availability through May 2000 at which time the Company plans to renew the facility for another year. However, there can be no assurance that it will be able to renew or extend the Revolver or to complete additional asset securitizations or to obtain other additional financing when needed and on acceptable terms. The Company would be adversely affected if it were unable to continue to secure sufficient and timely funding on acceptable terms. The agreement governing the Revolver (the "Revolver Agreement") contains numerous financial and operating covenants. There can be no assurance that the Company will be able to maintain compliance with these covenants, and failure to meet such covenants would result in a default under the Revolver Agreement. Moreover, the Company's financing arrangements with Bravo and Capital and the savings banks described above incorporate the covenants and default provisions of the Revolver Agreement. Thus, any default under the Revolver Agreement will also trigger defaults under these other financing arrangements. In addition, the Indenture, dated March 20, 1997, between the Company and State Street Bank and Trust Company, as Trustee, relating to the Company's Subordinated Debt, contains certain covenants that could restrict the Company's access to funding.

Securitization Recourse; Payment Restriction and Default Risk. As part of its overall funding strategy, the Company utilizes asset securitization transactions with wholly-owned, bankruptcy-remote subsidiaries to seek fixed rate, matched-term financing. The Company transfers financing contracts to these subsidiaries which, in turn, either pledge or sell the contracts to third parties. The third parties' recourse with regard to the pledge or sale is limited to the contracts sold to the subsidiary. If the contract portfolio of these subsidiaries does not perform within certain guidelines, the subsidiaries must retain or "trap" any monthly cash distribution to which the Company might otherwise be entitled. This restriction on cash distributions could continue until the portfolio performance returns to acceptable levels (as defined in the relevant agreements), which restriction could have a negative impact on the cash flow available to the Company. There can be no assurance that the portfolio performance would return to acceptable levels or that the payment restrictions would be removed.

Customer Credit Risks. The Company maintains an allowance for doubtful accounts in connection with payments due under financing contracts originated by the Company (whether or not such contracts have been securitized, held as collateral for loans to the Company or sold) at a level which the Company deems sufficient to meet future estimated uncollectible receivables, based on an analysis of the delinquencies, problem accounts, and overall risks and probable losses associated with such contracts, together with a review of the Company's historical credit loss experience. There can be no assurance that this allowance will prove to be adequate. Failure of the Company's customers to make scheduled payments under their financing contracts could require the Company to (i) make payments in connection with its recourse loan and asset sale transactions, (ii) lose its residual interest in any underlying equipment or (iii) forfeit collateral pledged as security for the Company's limited recourse asset securitizations. In addition, although the charge-offs on the portfolio of the Company were less than 1% of the Company's average net investment in leases and notes for 1999, any increase in such losses or in the rate of payment defaults under the financing contracts originated by the Company could adversely affect the Company's ability to obtain additional financing, including its ability to complete additional asset securitizations and secured asset sales or loans. There can be no assurance that the Company will be able to maintain or reduce its current level of credit losses.

Competition. The Company operates in highly competitive markets. The Company competes for customers with a number of national, regional and local finance companies, including those which, like the Company, specialize in financing for healthcare providers. In addition, the Company's competitors include those equipment manufacturers which finance the sale or lease of their products themselves, conventional leasing companies and other types of financial services companies such as commercial banks and savings and loan associations. Many of the Company's competitors and potential competitors possess substantially greater financial, marketing and operational resources than the Company. Moreover, the Company's future profitability will be directly related to its ability to obtain capital funding at favorable funding rates as compared to the capital costs of its competitors. The Company's competitors and potential competitors include many larger, more established companies that have a lower cost of funds than the Company and access to capital markets and to other funding sources that may be unavailable to the Company. There can be no assurance that the Company will be able to continue to compete successfully in its targeted markets.

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

Interest Rate Risk. Except for approximately $32 million of the Company's financing contracts, which are at variable interest rates with no scheduled payments, the Company's financing contracts require the Company's customers to make payments at fixed interest rates for specified terms. However, approximately $70 million of the Company's borrowings currently are subject to a variable interest rate. Consequently, an increase in interest rates, before the Company is able to secure fixed-rate, long-term financing for such contracts or to generate higher-rate financing contracts to compensate for the increased borrowing cost, could adversely affect the Company's business, operating results and financial condition. The Company's ability to secure additional long-term financing at favorable rates and to generate higher-rate financing contracts is limited by many factors, including competition, market and general economic conditions and the Company's financial condition.

Residual Value Risk. At the inception of its equipment leasing transactions, the Company estimates what it believes will be the fair market value of the financed equipment at the end of the initial lease term and records that value (typically 10% of the initial purchase price) on its balance sheet. The Company's results of operations depend, to some degree, upon its ability to realize these residual values (as of December 31, 1999, the estimated residual value of equipment at the end of the lease term was approximately $18 million, representing approximately 5% of the Company's total assets). Realization of residual values depends on many factors, several of which are not within the Company's control, including, but not limited to, general market conditions at the time of the lease expiration; any unusual wear and tear on the equipment; the cost of comparable new equipment; the extent, if any, to which the equipment has become technologically or economically obsolete during the contract term; and the effects of any new government regulations. If, upon the expiration of a lease contract, the Company sells or refinances the underlying equipment and the amount realized is less than the original recorded residual value for such equipment, a loss reflecting the difference will be recorded on the Company's books. Failure to realize aggregate recorded residual values could thus have an adverse effect on the Company's business, operating results and financial condition.

Sales of Receivables. As part of the Company's portfolio management strategy and as a source of funding of its operations, the Company has sold selected pools of its lease contracts and notes receivable due in installments to a variety of savings banks and as part of both the Bravo and Capital securitization facilities. Each of these transactions is subject to certain covenants that require the Company to (i) repurchase financing contracts from the bank and/or make payments under certain circumstances, including the delinquency of the underlying debtor, and (ii) service the underlying financing contracts. The Company carries a reserve for each transaction in its allowance for losses and recognizes a gain that is included for accounting purposes in net revenues for the year in which the transaction is completed. Each of these transactions incorporates the covenants under the Revolver as such covenants were in effect at the time the asset sale or loan agreement was consummated. Any default under the Revolver may trigger a default under the savings bank agreements. The Company may enter into additional asset sale agreements in the future in order to manage its liquidity. The level of reserves established by the Company in relation to these sales may not prove to be adequate.

Failure of the Company to honor its repurchase and/or payment commitments under these agreements is an event of default under the loan or asset sale agreements and under the Revolver. There can be no assurance that the Company will be able to continue to sell its lease contracts and notes receivable or that the sales in the future will generate gain recognition that is comparable to that recognized in the past.

Dependence on Sales Representatives. The Company is, and its growth and future revenues are, dependent in a large part upon (i.) the ability of the Company's sales representatives to establish new relationships, and maintain existing relationships, with equipment vendors, distributors and manufacturers and with healthcare providers and other customers and (ii.) the extent to which such relationships lead equipment vendors, distributors and manufacturers to promote the Company's financing services to potential purchasers of their equipment. As of December 31, 1999, the Company had 23 field sales representatives and 12 in-house sales personnel. Although the Company is not materially dependent upon any one sales representative, the loss of a group of sales representatives could, until appropriate replacements were obtained, have a material adverse effect on the Company's business, operating results and financial condition.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item together with the Independent Auditors' Report is incorporated by reference from pages 4 through 23 of the 1999 Annual Report. (See also the "Financial Statement Schedule" filed under Item 14 of this Form 10-K.)

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from the sections captioned "PROPOSAL ONE -- ELECTION OF DIRECTORS -- Nominees for Class II Directors," " - Members of the Board of Directors Continuing in Office" and "- Other Executive Officers" and "VOTING SECURITIES - Section 16(a) Beneficial Ownership Reporting Compliance" in the 2000 Proxy Statement filed on March 20, 2000.

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the sections captioned "EXECUTIVE COMPENSATION - Summary Compensation Table,"
" - Stock Loan Program," " - Supplemental Executive Retirement Plan," " - Option Grants in Last Fiscal Year," " - Aggregated Option Exercises and Year-End Option Values," " - Employment Agreements, Termination of Employment and Change in Control Arrangements" and " - Compensation of Directors" in the 2000 Proxy Statement filed on March 20, 2000.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the section captioned "VOTING SECURITIES -- Share Ownership of Certain Beneficial Owners and Management" in the 2000 Proxy Statement filed on March 20, 2000.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the section captioned "VOTING SECURITIES - Certain Transactions" in the 2000 Proxy Statement filed on March 20, 2000.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                               PAGE NUMBER IN
(a) 1.  FINANCIAL STATEMENTS                                                                 1999 ANNUAL REPORT
        --------------------                                                                 ------------------
Incorporated by reference from the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1999

   Consolidated Balance Sheets at December 31, 1999 and December 31, 1998                             4

   Consolidated Statements of Operations for each of the three years in the period ended
   December 31, 1999                                                                                  5

   Consolidated Statements of Changes in Stockholders' Equity for each of the three years in
   the period ended December 31, 1999                                                                 6

   Consolidated Statements of Cash Flows for each of the three years in the period ended
   December 31, 1999                                                                                  7

   Independent Auditors' Report                                                                       23

(a)2. FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules have been omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

(a)3. EXHIBITS

EXHIBITS
  NO.                               TITLE                                        METHOD OF FILING
  3.1     Restated Certificate of Incorporation of HPSC, Inc.      Incorporated by reference to Exhibit 3.1 to HPSC's
                                                                   Annual Report on Form 10-K for the fiscal year
                                                                   ended December 31, 1995.

  3.2     Certificate of Amendment to Restated Certificate of      Incorporated by reference to Exhibit 3.2 to HPSC's
          Incorporation of HPSC, Inc. filed in Delaware on         Annual Report on Form 10-K for the fiscal year
          September 14, 1987                                       ended December 31, 1995.

  3.3     Certificate of Amendment to Restated Certificate of      Incorporated by reference to Exhibit 3.3 to HPSC's
          Incorporation of HPSC, Inc. filed in Delaware on         Annual Report on Form 10-K for the fiscal year
          May 22, 1995                                             ended December 31, 1995.

  3.4     Amended and Restated By-Laws                             Incorporated by reference to Exhibit 3.1 to HPSC's
                                                                   Quarterly Report on Form 10-Q for the quarter ended
                                                                   September 30, 1999.

    4.1   Amended and Restated Rights Agreement dated as of        Incorporated by reference to Exhibit 4.1 to HPSC's
          September 16, 1999 between the Company and The First     Current Report on Form 8-K filed November 5, 1999.
          National Bank of Boston, N.A.

   10.1   Lease dated as of March 8, 1994 between the Trustees     Incorporated by reference to Exhibit 10.1 to HPSC's
          of 60 State Street Trust and HPSC, Inc., dated           Annual Report on Form 10-K for the fiscal year
          September 10, 1970 and relating to the principal         ended December 31, 1994
          executive offices of HPSC, Inc. at 60 State Street,
          Boston, Massachusetts

   10.2   Second Amendment, dated May 1998, to Lease dated as      Filed herewith
          of March 8, 1994 between the Trustees of 60 State
          Street Trust and HPSC, Inc., dated September 10,
          1970 and relating to the principal executive offices
          of HPSC, Inc. at 60 State Street, Boston,
          Massachusetts

  *10.3   HPSC, Inc. Stock Option Plan, dated March 5, 1986        Incorporated by reference to Exhibit 10.6 to HPSC's
                                                                   Annual Report on Form 10-K for the fiscal year
                                                                   ended December 20, 1989

  *10.4   Employment Agreement between the Company and John W.     Filed herewith
          Everets dated as of July 19, 1999

  *10.5   Employment Agreement between the Company and Raymond     Filed herewith
          R. Doherty dated as of August 2, 1999

  *10.6   Employment Agreement between HPSC, Inc. and Rene         Incorporated by reference to Exhibit 10.2 to HPSC's
          Lefebvre dated April 23, 1998                            Quarterly Report on Form 10-Q for the quarter ended
                                                                   June 30, 1998

  *10.7   HPSC, Inc. Employee Stock Ownership Plan Agreement       Incorporated by reference to Exhibit 10.9 to HPSC's
          dated December 22, 1993 between HPSC, Inc. and John      Annual Report on Form 10-K for the fiscal year
          W. Everets and Raymond R Doherty, as trustees            ended December 25, 1993

  *10.8   First Amendment effective January 1, 1993 to HPSC,       Incorporated by reference to Exhibit 10.2 to HPSC's
          Inc. Employee Stock Ownership Plan                       Quarterly Report on Form 10-K for the quarter ended
                                                                   June 25, 1994

  *10.9   Second Amendment effective January 1, 1994 to HPSC,      Incorporated by reference to Exhibit 10.11 to HPSC's
          Inc. Employee Stock Ownership Plan                       Annual Report on Form 10-K for the fiscal year
                                                                   ended December 31, 1994

  *10.10  Third Amendment effective January 1, 1993 to HPSC,       Incorporated by reference to Exhibit 10.12 to HPSC's
          Inc. Employee Stock Ownership Plan                       Annual Report on Form 10-K for the fiscal year
                                                                   ended December 31, 1994

  *10.11  HPSC, Inc. 1994 Stock Plan dated as of March 23,         Incorporated by reference to Exhibit 10.4 to HPSC's
          1994 and related forms of Nonqualified Option Grant      Quarterly Report on Form 10-Q for the quarter
          and Option Exercise Form                                 ended June 25, 1994

  *10.12  HPSC, Inc. Supplemental Executive Retirement Plan        Incorporated by reference to Exhibit 10.12 to HPSC's
          dated as of January 1, 1997                              Annual Report on Form 10-K for the fiscal year
                                                                   ended December 31, 1997

  *10.13  First Amendment dated March 15, 1999 to HPSC, Inc.       Incorporated by reference to Exhibit 10.12 to HPSC's
          Supplemental Executive Retirement Plan dated as of       Annual Report on Form 10-K for the fiscal year ended
                                                                   December 31, 1998

  *10.14  Second Amendment to HPSC, Inc. Supplemental Executive    Incorporated by reference to Exhibit 10.3 to HPSC's
          Retirement Plan                                          Quarterly Report on Form 10-Q for the quarter ended
                                                                   June 30, 1999

  *10.15  Third Amendment to HPSC, Inc. Supplemental Executive     Filed herewith
          Retirement Plan

  *10.16  HPSC, Inc. 401(k) Plan dated February, 1993 between      Incorporated by reference to Exhibit 10.15 to HPSC's
          HPSC, Inc. and Metropolitan Life Insurance Company       Annual Report on Form 10-K for the fiscal year ended
                                                                   December 25, 1993

  10.17   Third Amended and Credit Agreement dated as of           Incorporated by reference to Exhibit 10.14 to HPSC's
          March 16, 1998 among HPSC, Inc., BankBoston              HPSC's Annual Report on Form 10-K for the fiscal
          individually and as Agent and the Banks named therein    year ended December 31, 1997

  10.18   First Amendment dated June 29, 1998 to Third Amended     Incorporated by reference to Exhibit 10.15 to HPSC's
          and Restated Credit Agreement dated as of March 16,      HPSC's Annual Report on Form 10-K for the fiscal
          1998 among HPSC, Inc., BankBoston, individually and      year ended December 31, 1998
          as Agent and the Banks named therein

  10.19   Second Amendment dated March 14, 1999 to Third           Incorporated by reference to Exhibit 10.16 to HPSC's
          Amended and Restated Credit Agreement dated  as of       HPSC's Annual Report on Form 10-K for the fiscal
          March 16, 1998 among  HPSC, Inc., Bank Boston,           year ended December 31, 1998
          individually and as Agent, and the banks named
          therein

  10.20   Third Amendment to Third Amended and Restated Credit     Incorporated by reference to Exhibit 10.4 to HPSC's
          Agreement by and among American Commercial Finance       Quarterly Report on Form 10-Q for the quarter ended
          Corporation, HPSC, Inc., BankBoston, N.A. individually   June 30, 1999
          and as Agent, and each of the lenders referred to
          therein

  10.21   Purchase and Contribution Agreement dated as of          Incorporated by reference to Exhibit 10.31 to HPSC's
          January 31, 1995 between HPSC, Inc. and HPSC Bravo       Annual Report on Form 10-K for the fiscal year ended
          Funding Corp.                                            December 31, 1994

  10.22   Amendment No. 4 dated June 29, 1998 to Purchase and      Incorporated by reference to Exhibit 10.7 to HPSC,
          Contribution Agreement, dated January 31, 1995 by and    Inc.'s Quarterly Report on Form 10-Q for the quarter
          among HPSC, Inc. and Bravo Funding Corp.                 ended June 30, 1998

  10.23   Credit Agreement dated as of January 31, 1995 among      Incorporated by reference to Exhibit 10.32 to HPSC's
          HPSC Bravo Funding Corp., Triple-A One Funding           Annual Report on Form 10-K for the fiscal year ended
          Corporation, as lender, and CapMAC, as Administrative    December 31, 1994
          Agent and as Collateral Agent

  10.24   Agreement to furnish copies of Omitted Exhibits to       Incorporated by reference to Exhibit 10.33 to HPSC's
          Certain Agreements with HPSC Bravo Funding Corp.         Annual Report on Form 10-K for the fiscal year ended
                                                                   December 31, 1994

  10.25   Amendment documents, effective November 5, 1996 to       Incorporated by reference to Exhibit 10.26 to HPSC's
          Credit Agreement dated as of January 31, 1995 among      Registration Statement on Form S-1 filed January 30,
          HPSC Bravo Funding Corp., Triple-A Funding               1997
          Corporation, as Lender, and CapMAC, as Administrative
          Agent and as Collateral Agent

  10.26   Amendment No. 3 dated June 29, 1998 to Credit            Incorporated by reference to Exhibit 10.6 to HPSC's
          Agreement dated January 31, 1995 by and among HPSC       Quarterly Report on Form 10-Q for the quarter ended
          Bravo Funding Corp., Triple-A One Funding Corporation    March 30, 1998
          and CapMac, as Administrative Agent and Collateral
          Agent

  10.27   Lease Receivables Purchase Agreement dated as of         Incorporated by reference to Exhibit 10.1 to HPSC's
          June 27, 1997 among HPSC Capital Funding, Inc., as       Quarterly Report on Form 10-Q for the quarter ended
          Seller, HPSC, Inc. as Service and Custodian,             September 30, 1997
          EagleFunding Capital Corporation as Purchaser and
          BankBoston Securities, Inc. as Deal Agent

  10.28   Appendix A to EagleFunding Purchase Agreement            Incorporated by reference to Exhibit 10.2 to HPSC's
          (Definitions List Attached)                              Quarterly Report on Form 10-Q for the quarter ended
                                                                   September 30, 1997

  10.29   Purchase and Contribution Agreement dated as of June     Incorporated by reference to Exhibit 10.3 to HPSC's
          27, 1997 Between HPSC Capital Funding, Inc. as the       Quarterly Report on Form 10-Q for the quarter ended
          Buyer, and HPSC, Inc. as the Originator and the          September 30, 1997
          Servicer

  10.30   Undertaking to Furnish Certain Copies of Omitted         Incorporated by reference to Exhibit 10.4 to HPSC's
          Exhibits to Exhibit 10.19 and 10.21 hereof               Quarterly Report on Form 10-Q for the quarter ended
                                                                   September 30, 1997.

  10.31   Amendment No. 2, dated April 30, 1998 to Lease           Incorporated by reference to Exhibit 10.4 to HPSC's
          Receivable Purchase Agreement dated June 27, 1997,       Quarterly Report on Form 10-Q for the quarter ended
          by and among HPSC Capital Funding, Inc. (Seller),        June 30, 1998
          EagleFunding CapitalCorporation (Purchaser), HPSC,
          Inc. (Servicer and Custodian), and BankBoston
          Securities, Inc. (Deal Agent)

  10.32   Amendment No. 3, dated April 4, 1999 to Lease            Filed herewith
          Receivable Purchase Agreement dated June 27, 1997,
          by and among HPSC Capital Funding, Inc. (Seller),
          EagleFunding Capital Corporation (Purchaser), HPSC,
          Inc. (Servicer and Custodian), and BankBoston
          Securities, Inc. (Deal Agent)

  10.33   Indenture dated as of March 20, 1997 between HPSC,       Incorporated by reference to HPSC's  Exhibit 10.28 to
          Inc. and State Street Bank and Trust  Company, as        HPSC's Annual Report on Form 10K for the fiscal year
          Trustee                                                  ended December 31, 1997

  *10.34  Amended and Restated HPSC, Inc. 1995 Stock Incentive     Incorporated by reference to Exhibit 10.27 to HPSC's
          Plan                                                     Annual Report on Form 10-K for the fiscal year ended
                                                                   December 31, 1995

  *10.35  First Amendment to HPSC, Inc. Amended and Restated       Incorporated by reference to Exhibit 10.2 to HPSC's
          1995 Stock Incentive Plan                                Quarterly Report on Form 10-Q for the quarter ended
                                                                   June 30, 1999

  *10.36  HPSC, Inc. Amended and Restated 1998 Stock Incentive     Incorporated by reference to Exhibit 10.1 to HPSC's
          Plan                                                     Quarterly Report on Form 10-Q for the quarter ended
                                                                   June 30, 1999

  *10.37  Stock Option grant to Lowell P. Weicker                  Incorporated by reference to effective December 7,
                                                                   1995 Exhibit 10.28 to HPSC's Annual Report on Form
                                                                   10-K for the fiscal year ended December 31, 1995

  *10.38  HPSC, Inc. 1998 Executive Bonus Plan                     Incorporated by reference to Exhibit 10.32 to HPSC's
                                                                   Annual Report on Form 10-K for the fiscal year ended
                                                                   December 31, 1998

  *10.39  HPSC, Inc. Outside Directors Stock Bonus Plan            Incorporated by reference to Exhibit 10.1 to HPSC's
                                                                   Quarterly Report on Form 10-Q for the quarter ended

                                                                   June 30, 1998

  *10.40  Amended and Restated Stock Loan Program                  Incorporated by reference to Exhibit 10.26 to HPSC's
                                                                   Annual Report on Form 10-K for the fiscal year ended
                                                                   December 31, 1997

   13.1   1999 Annual Report to Stockholders                       Filed herewith

   21.1   Subsidiaries of HPSC, Inc.                               Filed herewith

   23.1   Consent of Deloitte & Touche LLP                         Filed herewith

   27.1   HPSC, Inc. Financial Data Schedule                       Filed herewith

----------
* Management contracts or compensatory plans or arrangements required to be filed as exhibits are identified by an asterisk.

Copies of Exhibits may be obtained for a nominal charge by writing to:

                               INVESTOR RELATIONS
                                   HPSC, INC.
                                 60 STATE STREET
                           BOSTON, MASSACHUSETTS 02109

(b) Reports on Form 8-K

Current report on Form 8-K filed November 5, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HPSC, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                HPSC, Inc.
Dated: March 29, 2000
                                                By: /s/ John W. Everets
                                                   -----------------------
                                                   John W. Everets
                                                   Chairman, Chief Executive
                                                   Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of HPSC, Inc. and in the capacities and on the dates indicated.

    NAME                        TITLE                                                       DATED
By: /s/ John W. Everets         Chairman, Chief Executive Officer and Director              March 29, 2000
   ---------------------------  (Principal Executive Officer)
    John W. Everets

By: /s/ Raymond R. Doherty      President and Director                                      March 29, 2000
   ---------------------------
    Raymond R. Doherty

By: /s/ Rene Lefebvre           Senior Executive Vice President, Chief Financial
   ---------------------------  Officer and Treasurer                                       March 29, 2000
    Rene Lefebvre               (Principal Financial Officer)

By: /s/ William S. Hoft         Financial Reporting Manager                                 March 29, 2000
   ---------------------------
    William S. Hoft

By: /s/ Dollie A. Cole          Director                                                    March 29, 2000
   ---------------------------
    Dollie A. Cole

By: /s/ Thomas M. McDougal      Director                                                    March 29, 2000
   ---------------------------
    Thomas M. McDougal

By: /s/ Samuel P. Cooley        Director                                                    March 29, 2000
   ---------------------------
    Samuel P. Cooley

By: /s/ Joseph A. Biernat       Director                                                    March 29, 2000
   ---------------------------
    Joseph A. Biernat

By: /s/ J. Kermit Birchfield    Director                                                    March 29, 2000
   ---------------------------
    J. Kermit Birchfield

By: /s/ Lowell P. Weicker, Jr.  Director                                                    March 29, 2000
   ---------------------------
    Lowell P. Weicker, Jr.