Form 10-Q
period 2000-03-31
HPSC INC
filed 2000-05-15
CIK 718909

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2000 OR

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: COMMON STOCK, PAR VALUE $.01 PER SHARE. SHARES OUTSTANDING AT APRIL 26, 2000, 4,184,630.
================================================================================

                                   HPSC, INC.

                                      INDEX

                                                                                                            PAGE
                                                                                                            ----
                      PART I -- FINANCIAL INFORMATION

                           Condensed Consolidated Balance Sheets as of March 31, 2000 and December 31,
                            1999.........................................................................     3

                           Condensed Consolidated Statements of Income for the Three Months
                            Ended March 31, 2000 and March 31, 1999......................................     4

                           Condensed Consolidated Statements of Cash Flows for the Three Months
                            Ended March 31, 2000 and March 31, 1999......................................     5

                           Notes to Condensed Consolidated Financial Statements..........................     6

                           Management's Discussion and Analysis of Financial Condition and Results of
                            Operations...................................................................     8

                      PART II -- OTHER INFORMATION

                           Other Information.............................................................    11

                           Signatures....................................................................    11

                                   HPSC, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except per share and share amounts)

                                                                                               MARCH 31,         DECEMBER 31,
                                                                                                 2000                1999
                                                                                               ---------         ------------
                                                                                              (unaudited)

                                                ASSETS
                 CASH AND CASH EQUIVALENTS ..........................................          $   2,153           $   1,356
                 RESTRICTED CASH ....................................................             16,112              14,924
                 INVESTMENT IN LEASES AND NOTES:
                      Lease contracts and notes receivable due in installments ......            401,045             387,909
                      Notes receivable ..............................................             39,709              38,720
                      Retained interest in leases and notes sold ....................             19,359              17,869
                      Estimated residual value of equipment at end of lease term ....             19,655              18,988
                      Less unearned income ..........................................            (97,344)            (94,228)
                      Less allowance for losses .....................................             (9,532)             (9,150)
                      Less security deposits ........................................             (6,569)             (6,721)
                      Deferred origination costs ....................................              8,898               8,696
                                                                                               ---------           ---------
                 Net investment in leases and notes .................................            375,221             362,083
                                                                                               ---------           ---------
                 OTHER ASSETS:
                      Other assets ..................................................              7,193               7,104
                      Refundable income taxes .......................................                260                 260
                                                                                               ---------           ---------
                 TOTAL ASSETS .......................................................          $ 400,939           $ 385,727
                                                                                               =========           =========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 REVOLVING CREDIT BORROWINGS ........................................           $ 74,000            $ 70,000
                 SENIOR NOTES .......................................................            242,613             227,445
                 SENIOR SUBORDINATED NOTES ..........................................             20,000              20,000
                 ACCOUNTS PAYABLE AND ACCRUED LIABILITIES ...........................              9,997              15,454
                 ACCRUED INTEREST ...................................................              2,217               1,940
                 INCOME TAXES:
                      Currently payable .............................................                408                 398
                      Deferred ......................................................             10,585              10,192
                                                                                               ---------           ---------
                 TOTAL LIABILITIES ..................................................            359,820             345,429
                                                                                               ---------           ---------

                 STOCKHOLDERS' EQUITY:
                      PREFERRED STOCK, $1.00 par value; authorized 5,000,000 shares;
                      issued - None .................................................                --                  --
                      COMMON STOCK, $.01 par value; 15,000,000 shares authorized;
                      issued and outstanding 4,704,030 shares in 2000 and
                      4,699,530 in 1999 .............................................                47                  47
                      Additional paid-in capital ....................................             14,191              14,119
                      Retained earnings .............................................             31,860              31,167
                 Less:  Treasury  Stock (at cost) 526,300  shares in 2000 and
                       518,500 in 1999 ..............................................             (3,681)             (3,611)
                      Deferred compensation .........................................               (913)             (1,008)
                      Notes receivable from officers and employees ..................               (385)               (416)
                                                                                               ---------           ---------
                 TOTAL STOCKHOLDERS' EQUITY .........................................             41,119              40,298
                                                                                               ---------           ---------
                 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........................          $ 400,939           $ 385,727
                                                                                               =========           =========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                                   HPSC, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999
               (in thousands, except per share and share amounts)
                                   (unaudited)

                                                                                                 THREE MONTHS ENDED
                                                                                          -------------------------------
                                                                                          MARCH 31,             MARCH 31,
                                                                                            2000                  1999
                                                                                          ---------             ---------

                            REVENUES:
                                Earned income on leases and notes .............          $    11,492           $     9,260
                                Gain on sales of leases and notes .............                1,154                 1,165
                                Provision for losses ..........................               (1,357)                 (749)
                                                                                         -----------           -----------
                            Net Revenues ......................................               11,289                 9,676
                                                                                         -----------           -----------

                            EXPENSES:
                                Selling, general and administrative ...........                4,770                 4,547
                                Interest expense ..............................                5,669                 4,222
                                Interest income ...............................                 (330)                 (103)
                                                                                         -----------           -----------
                            Net operating expenses ............................               10,109                 8,666
                                                                                         -----------           -----------

                            INCOME BEFORE INCOME TAXES ........................                1,180                 1,010
                                                                                         -----------           -----------


                            PROVISION FOR INCOME TAXES:
                                 Federal, Foreign and State:
                                    Current ...................................                   98                    72
                                    Deferred ..................................                  383                   318
                                    Additional paid-in capital from exercise of
                                     non-qualified stock options ..............                    6                    26
                                                                                         -----------           -----------

                            TOTAL INCOME TAXES ................................                  487                   416
                                                                                         -----------           -----------

                            NET INCOME ........................................          $       693           $       594
                                                                                         ===========           ===========

                            BASIC NET INCOME PER SHARE ........................          $      0.19           $      0.16
                                                                                         ===========           ===========

                            SHARES USED TO COMPUTE BASIC NET
                            INCOME PER SHARE ..................................            3,746,707             3,765,517

                            DILUTED NET INCOME PER SHARE ......................          $      0.16           $      0.14
                                                                                         ===========           ===========

                            SHARES USED TO COMPUTE DILUTED NET
                            INCOME PER SHARE ..................................            4,319,621             4,340,447


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                                   HPSC, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR EACH OF THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999
                                 (in thousands)
                                   (unaudited)

                                                                                                     MARCH 31,          MARCH 31,
                                                                                                       2000               1999
                                                                                                     ---------          ---------

                     CASH FLOWS FROM OPERATING ACTIVITIES:
                          Net Income .......................................................          $    693           $    594
                          Adjustments  to reconcile net income to net cash provided by
                            (used in) operating activities:
                          Depreciation and amortization ....................................             1,417              1,142
                          Increase in deferred income taxes ................................               393                318
                          Restricted stock and option compensation .........................                95                150
                          Gain on sale of lease contracts and notes receivable .............            (1,154)            (1,165)
                          Provision for losses on lease contracts and notes receivable .....             1,357                749
                          Increase in accrued interest .....................................               277                371
                          Increase (decrease) in accounts payable and accrued liabilities ..              (172)                74
                          Increase in accrued income taxes .................................                10                 16
                          Decrease in refundable income taxes ..............................              --                   33
                          Increase in other assets .........................................               (46)              (154)
                                                                                                      --------           --------
                     Cash provided by operating activities .................................             2,870              2,128
                                                                                                      --------           --------

                     CASH FLOWS FROM INVESTING ACTIVITIES:
                          Origination of lease contracts and notes receivable due in
                            installments ...................................................           (66,651)           (39,813)
                          Portfolio receipts, net of amounts included in income ............            23,451             20,006
                          Proceeds from sales of lease contracts and notes receivable due in
                            installments ...................................................            21,544              9,829
                          Net (increase) decrease in notes receivable ......................              (975)             3,114
                          Net increase (decrease) in security deposits .....................              (152)                79
                          Net (increase) decrease in other assets ..........................               374               (142)
                          Net decrease in loans to employees ...............................                31                 36
                                                                                                      --------           --------
                     Cash used in investing activities .....................................           (22,378)            (6,891)
                                                                                                      --------           --------

                     CASH FLOWS FROM FINANCING ACTIVITIES:
                          Repayment of senior notes ........................................           (24,932)           (18,337)
                          Proceeds from issuance of senior notes, net of debt issue costs ..            40,099             33,069
                          Net proceeds (repayments) of revolving credit borrowings .........             4,000             (8,000)
                          Purchase of treasury stock .......................................               (70)              (683)
                          Increase in restricted cash ......................................             1,188              1,256
                          Exercise of employee stock options ...............................                20                 53
                                                                                                      --------           --------
                     Cash provided by financing activities .................................            20,305              7,358
                                                                                                      --------           --------

                     Net increase in cash and cash equivalents .............................               797              2,595
                     Cash and cash equivalents at beginning of period ......................             1,356              4,583
                                                                                                      --------           --------
                     Cash and cash equivalents at end of period ............................          $  2,153           $  7,178
                                                                                                      ========           ========

                     Supplemental disclosures of cash flow information:
                          Interest paid ....................................................          $  5,257           $  3,696
                          Income taxes paid ................................................                77                 43

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                                   HPSC, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     1. The information presented for the interim periods is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of HPSC, Inc. (the "Company"), are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results to be expected for the full fiscal year. Certain 1999 account balances have been reclassified to conform with 2000 presentation. Such financial statements have been prepared in accordance with the instructions of Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. As a result, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's latest annual report on Form 10-K.

     2. The Company computes and presents its earnings per share data in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". The Company's basic net income per share calculation is based on the weighted average number of common shares outstanding, which does not include unallocated shares under the Company's Employee Stock Ownership Plan ("ESOP"), restricted shares issued under the Company's Incentive Stock Plans, treasury stock, or any shares issuable upon the exercise of outstanding stock options. Diluted net income per share includes the weighted average number of stock options and contingently issuable restricted shares under the Company's Incentive Stock Plans outstanding as calculated under the treasury stock method, but not treasury stock or unallocated shares under the Company's ESOP.

     3. In March 2000, the HPSC Bravo Funding Corp. ("Bravo") revolving credit facility (the "Bravo Facility") was amended under substantially the same terms and conditions, providing the Company with available borrowings of up to $347,500,000. As of March 31, 2000, Bravo had a total of $207,611,000 outstanding under the loan and sale portions of the Bravo Facility ($145,871,000 in loans and $61,740,000 in sales). Bravo incurs interest at various rates in the commercial paper market and enters into interest rate swap agreements to assure fixed rate funding. In connection with these borrowing and sales, Bravo had a total of 41 separate interest rate swap contracts with BankBoston with a total notional value of $207,000,000 at March 31, 2000. These interest rate swaps are matched swaps, and as such, are accounted for using settlement accounting. Monthly cash settlements on the swap agreements are recognized in income as they accrue. In the case where the notional value of the interest rate swap agreements significantly exceeds the outstanding underlying debt, the excess swap agreements would be marked-to-market through income until new borrowings are incurred which would be subject to such swap agreements. All interest rate swap agreements entered into by the Company are for other than trading purposes.

     4. In April 1999, the Company, along with its wholly-owned, special purpose subsidiary, HPSC Capital Funding, Inc. ("Capital"), signed an amended Lease Receivable Purchase Agreement with EagleFunding Capital Corporation ("Eagle"). Pursuant to the terms of the revolving credit facility (the "Capital Facility"), Capital had a total of $122,068,000 outstanding in loans and sales ($77,956,000 in loans and $44,112,000 in sales) at March 31, 2000, and in connection with these borrowings and sales, had 22 separate interest rate swap agreements with BankBoston with a total notional value of $118,887,000. These interest rate swaps are matched swaps, and as such, are accounted for using settlement accounting. Monthly cash settlements on the swap agreements are recognized in income as they accrue. In the case where the notional value of the interest rate swap agreements significantly exceeds the outstanding underlying debt, the excess swap agreements would be marked-to-market through income until new borrowings are incurred which would be subject to such swap agreements. All interest rate swap agreements entered into by the Company are for other than trading purposes.

     5. On March 31, 2000, the Company had restricted cash of $10,476,000 under the Bravo Facility and $5,636,000 under the Capital Facility. All such restricted cash is reserved for debt service.

     6. In February 2000, the Company entered into an additional secured, fixed rate, fixed term loan agreement with Springfield Institution for Savings. The Company borrowed $9,324,000 under that agreement, subject to certain recourse and performance covenants.

     7. The Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income". This statement, adopted January 1, 1998, established standards for reporting and presenting comprehensive income and its components. Comprehensive income equals net income for each of the three month periods ended March 31, 2000 and March 31, 1999.

     8. A summary of information about the Company's operations by segment for each of the three months ended March 31, 2000 and 1999 is as follows:

                                                                         COMMERCIAL
                                                       LICENSED              AND
(in thousands)                                       PROFESSIONAL        INDUSTRIAL
                                                      FINANCING           FINANCING             TOTAL
                                                     ------------        ----------             -----
FOR THE THREE MONTHS ENDED MARCH 31, 2000
-----------------------------------------
Earned income on leases and notes ...............     $  10,272           $   1,220           $  11,492
Gain on sales of leases and notes ...............         1,154                --                 1,154
Provision for losses ............................        (1,357)               --                (1,357)
Selling, general and administrative expenses.....        (4,270)               (500)             (4,770)
                                                      ---------           ---------           ---------
Net profit contribution .........................         5,799                 720               6,519

Total assets ....................................       364,099              36,840             400,939

FOR THE THREE MONTHS ENDED MARCH 31, 1999
-----------------------------------------
Earned income on leases and notes ...............         8,087               1,173               9,260
Gain on sales of leases and notes ...............         1,165                --                 1,165
Provision for losses ............................          (720)                (29)               (749)
Selling, general and administrative expenses.....        (4,151)               (396)             (4,547)
                                                      ---------           ---------           ---------
Net profit contribution .........................         4,381                 748               5,129

Total assets ....................................       270,122              35,677             305,799


The following reconciles net segment profit contribution as reported above to total consolidated income before income taxes:

                   FOR THE THREE MONTHS ENDED MARCH 31,        2000              1999
                                                               ----              ----
                   (in thousands)

                   Net segment profit contribution.......    $ 6,519           $ 5,129
                   Interest expense .....................     (5,669)           (4,222)
                   Interest income on cash balances......        330               103
                                                             -------           -------
                   Income before income taxes ...........    $ 1,180           $ 1,010

     Other Segment Information - The Company derives substantially all of its revenues from domestic customers. As of March 31, 2000, no single customer within the licensed professional financing segment accounted for greater than 1% of the total owned and serviced portfolio of that segment. Within the commercial and industrial financing segment, no single customer accounted for greater than 11% of the total portfolio of that segment. The licensed professional financing segment relies on certain vendors to provide referrals to the Company. For the three months ended March 31, 2000, no one vendor accounted for greater than 8% of the Company's licensed professional financing originations.

     9. In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. This Statement establishes new accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement will be effective for the first quarter of the Company's year ended December 31, 2001. The Company is evaluating the impact of this statement on its consolidated results of operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Earned income from leases and notes for the three months ended March 31, 2000 was $11,492,000 (including approximately $1,220,000 from the Company's commercial lending subsidiary, American Commercial Finance Corporation ("ACFC")) as compared to $9,260,000 (including approximately $1,173,000 from ACFC) for the three months ended March 31, 1999. The increase of 24% was due primarily to an increase in the net investment in leases and notes in 2000 over 1999, resulting in part from a higher level of originations in the first quarter of 2000 of $57,253,000 compared to $40,277,000 for the same period in 1999. Gains on sales of leases and notes were $1,154,000 in the three months ended March 31, 2000 compared to $1,165,000 for the quarter ended March 31, 1999. The decrease was due to higher levels of asset sales activity in 2000 of $24,166,000 compared to $10,921,000 in 1999, offset by lower margins generated by the current year asset sales.

     Interest expense (net of interest income) for the first quarter of 2000 was $5,339,000 (46% of earned income) compared to $4,119,000 (44% of earned income) in the comparable 1999 period. The increase in net interest expense was primarily due to a 35% increase in average debt levels from March 31, 1999 to March 31, 2000. These higher average debt levels resulted primarily from borrowings to finance a higher level of contract originations. The increase in percentage was due to higher interest rate borrowing costs during the most recent three month period as compared to borrowing costs during the first three months of the Company's prior fiscal year.

     Net financing margin (earned income less net interest expense) for the first quarter of 2000 was $6,153,000 (54% of earned income) compared to $5,141,000 (56% of earned income) for the first quarter of 1999. The increase in amount was due to higher earnings on a higher balance of earning assets. The decrease in percentage was due to higher interest rate borrowing costs during the most recent three month period as compared to borrowing costs during the first three months of the Company's prior fiscal year.

     The provision for losses for the first quarter of 2000 was $1,357,000 (12% of earned income) compared to $749,000 (8% of earned income) in the first quarter of 1999. The increases in amount and percentage were due to growth in the portfolio, along with the Company's continuing evaluation of its portfolio quality, delinquencies, loss history and allowance for losses.

     The allowance for losses at March 31, 2000 was $9,532,000 (2.5% of net investment in leases and notes) compared to $9,150,000 (2.5% of net investment in leases and notes) at December 31, 1999. Net charge offs for the three months ended March 31, 2000 were $975,000 compared to $534,000 for the same period in 1999.

     Selling, general and administrative expenses for the three months ended March 31, 2000 were $4,770,000 (42% of earned income) compared to $4,547,000 (49% of earned income) in the comparable 1999 period. The increase in amount was caused by increased administrative costs required to support higher levels of owned and serviced assets. The decrease in percentage of earned income resulted primarily from increased productivity and the Company's continuing efforts to control its operating expense growth rate.

     The Company's income before income taxes for the quarter ended March 31, 2000 was $1,180,000 compared to $1,010,000 in the same period in 1999. The provision for income taxes was $487,000 (41% of income before income taxes) for the three months ended March 31, 2000 compared to $416,000 (41% of income before income taxes) for the same period in 1999.

     The Company's net income for the three months ended March 31, 2000 was $693,000 ($0.16 diluted net income per share) compared to $594,000 ($0.14 diluted net income per share) for the three months ended March 31, 1999. The increase resulted from higher earned income on leases and notes, offset by higher selling, general and administrative costs, higher net interest costs, and a higher provision for losses.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2000, the Company had $18,265,000 in cash, cash equivalents and restricted cash as compared to $16,280,000 at December 31, 1999. As described in Note 5 to the Company's condensed consolidated financial statements included in this report on Form 10-Q, $16,112,000 was restricted pursuant to financing agreements as of March 31, 2000, compared to $14,924,000 at December 31, 1999.

     Cash provided by operating activities was $2,870,000 for the three months ended March 31, 2000 compared to $2,128,000 for the three months ended March 31, 1999. The significant components of cash provided by operating activities for the three months ended March 31, 2000 as compared to the same period in 1999 were an increase in the provision for losses of $1,357,000 compared to $749,000 for the same period in 1999, offset by gains on sales of lease contracts and notes receivable of $1,154,000 in 2000 compared to $1,165,000 for the same period in 1999.

     Cash used in investing activities was $22,378,000 for the three months ended March 31, 2000 compared to $6,891,000 for the three months ended March 31, 1999. The significant components of cash used in investing activities for the first three months of 2000 compared to the same period in 1999 were an increase in originations of lease contracts and notes receivable due in installments to $66,651,000 from $39,813,000 and an increase in notes receivable of $975,000 compared to a decrease of $3,114,000 in the prior year, offset by an increase in portfolio receipts to $23,451,000 from $20,006,000, along with an increase in proceeds from sales of lease contracts and notes receivable of $21,544,000 in 2000 compared to $9,829,000 in the comparable period ended March 31, 1999.

     Cash provided by financing activities for the three months ended March 31, 2000 was $20,305,000 compared to $7,358,000 for the three months ended March 31, 1999. The significant components of cash provided by financing activities for the first three months of 2000 as compared to the equivalent period in 1999 were an increase in proceeds from issuance of senior notes, net of debt issuance costs, to $40,099,000 from $33,069,000, and net proceeds from revolving credit borrowings of $4,000,000 in the first three months of 2000 compared to net repayments of revolving credit borrowings of $8,000,000 in the same period in 1999, offset by higher repayments of senior notes of $24,932,000 for the three months ended March 31, 2000 compared to $18,337,000 for the three months ended March 31, 1999.

     In May 1999, the Company executed the Third Amendment to the Third Amended and Restated Revolving Credit Agreement with BankBoston as the Agent Bank (the "Revolver Agreement"). The Third Amendment to the Revolver Agreement provides availability to the Company of $90,000,000 through May 2000. Under the Revolver Agreement, the Company may borrow at variable rates of prime and at LIBOR plus 1.35% to 1.50% respectively, depending upon certain performance covenants. At March 31, 2000, the Company had $74,000,000 outstanding under this facility and $16,000,000 available for borrowing, subject to borrowing base limitations. The outstanding borrowings under the Revolver Agreement are not hedged and, therefore, are exposed to upward movements in interest rates. In May 2000, the Company executed the Fourth Amended and Restated Revolving Credit Agreement, providing the Company with available borrowings up to $90,000,000 under substantially the same terms and conditions.

     In March 1997, the Company issued $20,000,000 of unsecured senior subordinated notes due in 2007 ("Senior Subordinated Notes") bearing interest at a fixed rate of 11% (the "Note Offering"). The Company received approximately $18,300,000 in net proceeds from the Note Offering and used such proceeds to repay amounts outstanding under the Revolver Agreement. The Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, other than through the operation of a sinking fund, after April 1, 2002 at established redemption prices, plus accrued but unpaid interest to the date of repurchase. Beginning July 1, 2002, the Company is required to redeem through sinking fund payments, on January 1, April 1, July 1, and October 1 of each year, a portion of the aggregate principal amount of the Senior Subordinated Notes at a redemption price equal to $1,000,000 plus accrued but unpaid interest to the redemption date.

     In April 1999, the Company, along with its wholly-owned, special purpose subsidiary, HPSC Capital Funding, Inc. ("Capital"), signed an amended Lease Receivable Purchase Agreement with EagleFunding Capital Corporation ("Eagle"). This revolving credit facility (the "Capital Facility") provides the Company with available borrowings up to $125,000,000. Under the terms of the Capital Facility, Capital, to which the Company may sell or contribute certain of its portfolio assets from time to time, pledges or sells its interests in these assets to Eagle, a commercial paper conduit entity. Capital may borrow at variable rates in the commercial paper market and may enter into interest rate swap agreements to assure fixed rate funding. Monthly settlements of the borrowing base and any applicable principal and interest payments are made from collections of Capital's portfolio. The Company is the servicer of the Capital portfolio subject to certain covenants. The required monthly payments of principal and interest to purchasers of the commercial paper are guaranteed by BankBoston pursuant to the terms of the facility. At March 31, 2000, the Company had $44,112,000 outstanding from sales of receivables and $77,956,000 of borrowings outstanding from loans under the Capital Facility. In connection with this facility, the Company had 22 separate interest rate swap agreements with BankBoston with a total notional value of $118,887,000.

     In June 1998, the Company, along with its wholly-owned, special-purpose subsidiary HPSC Bravo Funding Corp. ("Bravo"), signed an amended revolving credit facility (the "Bravo Facility") structured and guaranteed by MBIA, Inc., providing the Company with available borrowings up to $225,000,000. In March 2000, the Bravo Facility was amended on substantially the same terms and conditions, providing the Company with available borrowings up to $347,500,000. Under the terms of the Bravo Facility, Bravo, to which the Company sells and may continue to sell or contribute certain of its portfolio assets subject to certain covenants regarding Bravo's portfolio performance and borrowing base calculations, pledges or sells its interests in these assets to a commercial paper conduit entity. Bravo incurs interest at variable rates in the commercial paper market and enters into interest rate swap agreements to assure fixed rate funding. Monthly settlements of principal and interest payments are made from the collection of payments on Bravo's portfolio. The Company is the servicer of the Bravo portfolio, subject to meeting certain covenants. The required monthly payments of principal and interest to purchasers of the commercial paper are guaranteed by MBIA pursuant to the terms of the facility. At March 31, 2000, Bravo had $61,740,000 outstanding from sales of receivables under the sale accounting portion of the Bravo Facility and $145,871,000 of indebtedness outstanding under the loan portion of the Bravo Facility. In connection with this facility, the Company had 41 separate interest rate swap agreements with BankBoston with a total notional value of $207,000,000.

     In February 2000, the Company entered into an additional fixed rate, fixed term loan agreement with Springfield Institution for Savings ("SIS"). The Company borrowed $9,324,000, subject to certain recourse and performance covenants. The Company had $14,112,000 outstanding under all loan agreements with SIS at March 31, 2000.

     Management believes that the Company's liquidity, resulting from the availability of credit under the Revolver Agreement, the Bravo Facility, the Capital Facility, the Senior Subordinated Notes, and loans from various savings banks, along with cash obtained from the sales of its financing contracts and from internally generated revenues, is adequate to meet current obligations and future projected levels of financings and to carry on normal operations. In order to finance adequately its anticipated growth, the Company will continue to seek to raise additional capital from bank and non-bank sources, make selective use of asset sale transactions and use its current credit facilities. The Company expects that it will be able to obtain additional capital at competitive rates, but there can be no assurance it will be able to do so.

FORWARD-LOOKING STATEMENTS

     This Form 10-Q may contain forward-looking statements within the meaning of
Section 27A of the Securities Act. When used in this Form 10-Q, the words "believes," "anticipates," "expects," "plans," "intends," "estimates," "continue," "may," or "will" (or the negative of such words) and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties, including but not limited to the following: the Company's dependence on funding sources; restrictive covenants in funding documents; payment restrictions and default risks in asset securitization transactions to which the Company, or its subsidiaries, are a party; customer credit risks; competition for customers and for capital funding at favorable rates relative to the capital costs of the Company's competitors; changes in healthcare payment policies; interest rate risk; the risk that the Company may not be able to realize the residual value on financed equipment at the end of its lease term; risks associated with the sale of certain receivable pools by the Company; dependence on sales representatives and the current management team; and fluctuations in quarterly operating results. The Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 1999, contain additional information concerning such risk factors. Actual results in the future could differ materially from those described in any forward-looking statements as a result of the risk factors set forth above, and the risk factors described in the Annual Report. HPSC cautions the reader, however, that such list of risk factors may not be exhaustive. HPSC undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

                                   HPSC, INC.

                           PART II. OTHER INFORMATION

ITEMS 1 THROUGH 5 ARE OMITTED BECAUSE THEY ARE INAPPLICABLE.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits

          10.1 Amended and Restated Purchase and Contribution Agreement, dated March 31, 2000, between HPSC, Inc. and HPSC Bravo Funding Inc.

          10.2 Amended and Restated Lease Receivable Purchase Agreement, dated March 31, 2000, by and among HPSC Bravo Funding, Inc., HPSC, Inc., Triple-A One Funding Corporation, and Capital Markets Assurance Corporation.


          27   Financial Data Schedule

     b)   Reports on Form 8-K:

     There were no reports on Form 8-K filed during the three months ended March 31, 2000.


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

                                              HPSC, INC.
                                             ------------
                                             (REGISTRANT)

                                             By:       /s/ JOHN W. EVERETS
                                                 -------------------------------
                                                         JOHN W. EVERETS
                                                     CHIEF EXECUTIVE OFFICER
                                                      CHAIRMAN OF THE BOARD

                                             By:       /s/  RENE LEFEBVRE
                                                 -------------------------------
                                                         RENE LEFEBVRE
                                                         VICE PRESIDENT
                                                     CHIEF FINANCIAL OFFICER

                                             By:       /s/  WILLIAM S. HOFT
                                                 -------------------------------
                                                        WILLIAM S. HOFT
                                                    FINANCIAL REPORTING MANAGER

Dated: May 15, 2000