Form 10-Q
period 2000-06-30
HPSC INC
filed 2000-08-14
CIK 718909

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000 OR

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: COMMON STOCK, PAR VALUE $.01 PER SHARE. SHARES OUTSTANDING AT AUGUST 7, 2000, 4,184,630.
================================================================================

                                   HPSC, INC.

                                      INDEX

                                                                                               PAGE
                                                                                               ----
PART I -- FINANCIAL INFORMATION

     Condensed Consolidated Balance Sheets as of June 30, 2000 and December 31,
      1999 ..........................................................................           3

     Condensed Consolidated Statements of Income for each of the Three and Six Months
      Ended June 30, 2000 and June 30, 1999 .........................................           4

     Condensed Consolidated Statements of Cash Flows for the Six Months
      Ended June 30, 2000 and June 30, 1999 .........................................           5

     Notes to Condensed Consolidated Financial Statements ...........................           6

     Management's Discussion and Analysis of Financial Condition and Results of
      Operations ....................................................................           8

PART II -- OTHER INFORMATION

     Other Information ..............................................................          11

     Signatures .....................................................................          12

                                   HPSC, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                                                                           JUNE 30,         DECEMBER 31,
                                                                                             2000               1999
                                                                                           --------         ------------
                                                                                         (UNAUDITED)
                                     ASSETS
CASH AND CASH EQUIVALENTS ......................................................          $   1,331           $   1,356
RESTRICTED CASH ................................................................             12,093              14,924
INVESTMENT IN LEASES AND NOTES:
     Lease contracts and notes receivable due in installments ..................            418,233             387,909
     Notes receivable ..........................................................             41,317              38,720
     Retained interest in leases and notes sold ................................             21,874              17,869
     Estimated residual value of equipment at end of lease term ................             20,648              18,988
     Less unearned income ......................................................           (102,383)            (94,228)
     Less allowance for losses .................................................            (10,533)             (9,150)
     Less security deposits ....................................................             (6,373)             (6,721)
     Deferred origination costs ................................................              9,334               8,696
                                                                                          ---------           ---------
Net investment in leases and notes .............................................            392,117             362,083
                                                                                          ---------           ---------
OTHER ASSETS:
     Other assets ..............................................................              6,368               7,104
     Refundable income taxes ...................................................                260                 260
                                                                                          ---------           ---------
TOTAL ASSETS ...................................................................          $ 412,169           $ 385,727
                                                                                          =========           =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
REVOLVING CREDIT BORROWINGS ....................................................          $  64,000           $  70,000
SENIOR NOTES ...................................................................            263,094             227,445
SENIOR SUBORDINATED NOTES ......................................................             19,985              20,000
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES .......................................             10,249              15,454
ACCRUED INTEREST ...............................................................              1,490               1,940
INCOME TAXES:
     Currently payable .........................................................                197                 398
     Deferred ..................................................................             11,036              10,192
                                                                                          ---------           ---------
TOTAL LIABILITIES ..............................................................            370,051             345,429
                                                                                          ---------           ---------

STOCKHOLDERS' EQUITY:
     PREFERRED STOCK, $1.00 par value;  authorized 5,000,000 shares; issued
     - None ....................................................................                 --                  --
     COMMON STOCK,  $.01 par value;  15,000,000  shares  authorized; issued
     and outstanding 4,711,030 shares in 2000 and 4,699,530 in 1999 ............                 47                  47
     Additional paid-in capital ................................................             14,289              14,119
     Retained earnings .........................................................             32,655              31,167
Less:  Treasury  Stock (at cost) 526,400  shares in 2000 and 518,500 in 1999....             (3,682)             (3,611)
     Deferred compensation .....................................................               (747)             (1,008)
     Notes receivable from officers and employees ..............................               (444)               (416)
                                                                                          ---------           ---------
TOTAL STOCKHOLDERS' EQUITY .....................................................             42,118              40,298
                                                                                          ---------           ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................................          $ 412,169           $ 385,727
                                                                                          =========           =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   HPSC, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
   FOR EACH OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999
               (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                  -------------------------         -------------------------
                                                                  JUNE 30,         JUNE 30,         JUNE 30,         JUNE 30,
                                                                    2000             1999             2000             1999
                                                                  --------         --------         --------         --------

       REVENUES:
            Earned income on leases and notes ..............     $    12,356      $     9,670      $    23,976      $    19,013
            Gain on sales of leases and notes ..............           2,467              887            3,621            2,052
            Provision for losses ...........................          (1,839)          (1,034)          (3,196)          (1,783)
                                                                 -----------      -----------      -----------      -----------
       Net revenues ........................................          12,984            9,523           24,401           19,282
                                                                 -----------      -----------      -----------      -----------

       EXPENSES:
            Selling, general and administrative ............           5,323            4,010           10,093            8,558
            Interest expense ...............................           6,511            4,425           12,180            8,646
            Interest income ................................            (198)             (11)            (400)             (31)
                                                                 -----------      -----------      -----------      -----------
       Net operating expenses ..............................          11,636            8,424           21,873           17,173
                                                                 -----------      -----------      -----------      -----------

       INCOME BEFORE INCOME TAXES ..........................           1,348            1,099            2,528            2,109
                                                                 -----------      -----------      -----------      -----------

       PROVISION FOR INCOME TAXES:
            Federal, Foreign and State:
                 Current ...................................             101               71              199              143
                 Deferred ..................................             452              317              835              635
                 Additional paid-in capital from exercise of
                       Non-qualified stock options .........              --               63                6               89
                                                                 -----------      -----------      -----------      -----------

       TOTAL INCOME TAXES ..................................             553              451            1,040              867
                                                                 -----------      -----------      -----------      -----------

       NET INCOME ..........................................     $       795      $       648      $     1,488      $     1,242
                                                                 ===========      ===========      ===========      ===========

       BASIC NET INCOME PER SHARE ..........................     $      0.20      $      0.17      $      0.39      $      0.33
                                                                 ===========      ===========      ===========      ===========

       SHARES USED TO COMPUTE BASIC NET
       INCOME PER SHARE ....................................       3,883,264        3,778,684        3,815,650        3,772,101

       DILUTED NET INCOME PER SHARE ........................     $      0.18      $      0.15      $      0.34      $      0.29
                                                                 ===========      ===========      ===========      ===========

       SHARES USED TO COMPUTE DILUTED
       NET INCOME PER SHARE ................................       4,354,441        4,351,666        4,341,871        4,349,361

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   HPSC, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR EACH OF THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     JUNE 30,            JUNE 30,
                                                                                       2000                1999
                                                                                     --------            --------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income ..........................................................          $   1,488           $   1,242
     Adjustments to reconcile net income to net cash provided by (used in)
       Operating activities:
     Depreciation and amortization .......................................              2,892               2,342
     Increase in deferred income taxes ...................................                844                 635
     Restricted stock and option compensation ............................                364                 232
     Gain on sale of lease contracts and notes receivable ................             (3,621)             (2,052)
     Provision for losses on lease contracts and notes receivable ........              3,196               1,783
     Decrease in accrued interest ........................................               (450)                (73)
     Increase (decrease) in accounts payable and accrued liabilities .....                442                (426)
     Decrease in accrued income taxes ....................................               (201)                (44)
     Decrease in refundable income taxes .................................                 --                  31
     (Increase) decrease in other assets .................................                496                (135)
                                                                                    ---------           ---------
Cash provided by operating activities ....................................              5,450               3,535
                                                                                    ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Origination of lease contracts and notes receivable due in
        Installments .....................................................          (126,086)            (91,465)
     Portfolio receipts, net of amounts included in income ...............             48,539              36,159
     Proceeds from sales of lease contracts and notes receivable due in
        Installments .....................................................             47,692              18,891
     Net (increase) decrease in notes receivable .........................             (2,581)              2,020
     Net increase (decrease) in security deposits ........................               (348)                123
     Net (increase) decrease in other assets .............................                480                (298)
     Net (increase) decrease in loans to employees .......................                (28)                 37
                                                                                    ---------           ---------
Cash used in investing activities ........................................            (32,332)            (34,533)
                                                                                    ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of senior notes ...........................................            (66,383)            (36,300)
     Proceeds from issuance of senior notes, net of debt issue costs .....            102,017              72,217
     Net repayments of revolving credit borrowings .......................             (6,000)             (8,000)
     Purchase of treasury stock ..........................................                (71)               (857)
     Increase (decrease) in restricted cash ..............................             (2,831)              3,537
     Repayment of employee stock ownership plan promissory note ..........                105                 105
     Exercise of employee stock options ..................................                 20                 153
                                                                                    ---------           ---------
Cash provided by financing activities ....................................             26,857              30,855
                                                                                    ---------           ---------

Net decrease in cash and cash equivalents ................................                (25)               (143)
Cash and cash equivalents at beginning of period .........................              1,356               4,583
                                                                                    ---------           ---------
Cash and cash equivalents at end of period ...............................          $   1,331           $   4,440
                                                                                    =========           =========

Supplemental disclosures of cash flow information:
     Interest paid .......................................................          $  12,249           $   7,328
     Income taxes paid ...................................................                338                 119

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   HPSC, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     1. The information presented for the interim periods is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of HPSC, Inc. (the "Company"), are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results to be expected for the full fiscal year. Certain 1999 account balances have been reclassified to conform with 2000 presentation. These financial statements have been prepared in accordance with the instructions of Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. As a result, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's latest annual report on Form 10-K.

     2. The Company computes and presents its earnings per share data in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". The Company's basic net income per share calculation is based on the weighted average number of common shares outstanding, which does not include unallocated shares under the Company's Employee Stock Ownership Plan ("ESOP"), unvested restricted shares issued under the Company's Incentive Stock Plans, treasury stock, or any shares issuable upon the exercise of outstanding stock options. Diluted net income per share includes the weighted average number of stock options and contingently issuable restricted shares under the Company's Incentive Stock Plans outstanding as calculated under the treasury stock method, but not treasury stock or unallocated shares under the Company's ESOP.

     3. On May 17, 2000, the Company's common stock began trading on the American Stock Exchange ("AMEX"). The stock was previously traded on the NASDAQ Market under the symbol HPSC. The Company is now traded on the AMEX under the symbol HDR.

     4. In March 2000, the HPSC Bravo Funding Corp. ("Bravo") revolving credit facility (the "Bravo Facility") was amended to provide the Company with available borrowings of up to $347,500,000 upon substantially the same terms and conditions. In May 2000, this facility was increased to $397,500,000. Bravo had a total of $250,466,000 outstanding under the loan and sale portions of the Bravo Facility ($174,692,000 in loans and $75,774,000 in sales) at June 30, 2000. Bravo incurs interest at variable rates in the commercial paper market and enters into interest rate swap agreements to assure fixed rate funding. In connection with these borrowings and sales, Bravo had a total of 43 separate interest rate swap contracts with Fleet National Bank (formerly BankBoston) with a total notional value of $245,064,000 at June 30, 2000. These interest rate swaps are matched swaps, and as such, are accounted for using settlement accounting. Monthly cash settlements on the swap agreements are recognized in income as they accrue. In the case where the notional value of the interest rate swap agreements significantly exceeds the outstanding underlying debt, the excess swap agreements would be marked-to-market through income until new borrowings are incurred which would be subject to such swap agreements. All interest rate swap agreements entered into by the Company are for other than trading purposes.

     5. In April 1999, the Company, along with its wholly-owned, special purpose subsidiary, HPSC Capital Funding, Inc. ("Capital"), signed an amended Lease Receivable Purchase Agreement with EagleFunding Capital Corporation ("Eagle"). Pursuant to the terms of this revolving credit facility (the "Capital Facility"), Capital had a total of $118,890,000 outstanding in loans and sales ($70,403,000 in loans and $48,487,000 in sales) at June 30, 2000, and in connection with these borrowings and sales, had 22 separate interest rate swap agreements with Fleet National Bank with a total notional value of $112,799,000. These interest rate swaps are matched swaps, and as such, are accounted for using settlement accounting. Monthly cash settlements on the swap agreements are recognized in income as they accrue. In the case where the notional value of the interest rate swap agreements significantly exceeds the outstanding underlying debt, the excess swap agreements would be marked-to-market through income until new borrowings are incurred which would be subject to such swap agreements. All interest rate swap agreements entered into by the Company are for other than trading purposes.

     6. On June 30, 2000, the Company had restricted cash of $7,309,000 under the Bravo Facility and $4,784,000 under the Capital Facility. All such restricted cash is reserved for debt service.

     7. In February 2000, the Company entered into an additional secured, fixed rate, fixed term loan agreement with Springfield Institution for Savings. The Company borrowed $9,324,000 under that agreement, subject to certain recourse and performance covenants.

     8. In May 2000, the Company executed a Fourth Amended and Restated Credit Agreement with Fleet National Bank as Managing Agent (the "Revolving Loan Agreement") providing availability to the Company of up to $90,000,000 through May 2001 upon substantially the same terms and conditions.

     9. The Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income". This statement, adopted January 1, 1998, established standards for reporting and presenting comprehensive income and its components. Comprehensive income equals net income for each of the six month periods ended June 30, 2000 and June 30, 1999.

     10. A summary of information about the Company's operations by segment for each of the three and six months ended June 30, 2000 and 1999 is as follows:

                                                         THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                                         ---------------------------               -------------------------
                                                                  COMMERCIAL                                COMMERCIAL
                                                    LICENSED         AND                      LICENSED         AND
(in thousands)                                    PROFESSIONAL    INDUSTRIAL                PROFESSIONAL    INDUSTRIAL
                                                    FINANCING     FINANCING       TOTAL       FINANCING     FINANCING       TOTAL
                                                  ------------    ----------      -----     ------------    ----------      -----
2000
Earned income on leases and notes ..............    $  11,061     $   1,295     $  12,356     $  21,464     $   2,512     $  23,976
Gain on sales of leases and notes ..............        2,467            --         2,467         3,621            --         3,621
Provision for losses ...........................       (1,799)          (40)       (1,839)       (3,156)          (40)       (3,196)
Selling, general and administrative expenses....       (4,816)         (507)       (5,323)       (9,086)       (1,007)      (10,093)
                                                    ---------     ---------     ---------     ---------     ---------     ---------
Net profit contribution ........................        6,913           748         7,661        12,843         1,465        14,308

Total assets ...................................                                                373,913        38,256       412,169

1999
Earned income on leases and notes ..............        8,565         1,105         9,670        16,735         2,278        19,013
Gain on sales of leases and notes ..............          887            --           887         2,052            --         2,052
Provision for losses ...........................       (1,021)          (13)       (1,034)       (1,741)          (42)       (1,783)
Selling, general and administrative expenses....       (3,585)         (425)       (4,010)       (7,737)         (821)       (8,558)
                                                    ---------     ---------     ---------     ---------     ---------     ---------
Net profit contribution ........................        4,846           667         5,513         9,309         1,415        10,724

Total assets ...................................                                                295,942        33,401       329,343


The following reconciles net segment profit contribution as reported above to total consolidated income before income taxes:

                                                       THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                       ---------------------------            -------------------------
        (in thousands)                                   2000               1999               2000               1999
                                                         ----               ----               ----               ----

        Net segment profit contribution .....          $  7,661           $  5,513           $ 14,308           $ 10,724
        Interest expense ....................            (6,511)            (4,425)           (12,180)            (8,646)
        Interest income on cash balances.....               198                 11                400                 31
                                                       --------           --------           --------           --------
        Income before income taxes ..........          $  1,348           $  1,099           $  2,528           $  2,109

     Other Segment Information - The Company derives substantially all of its revenues from domestic customers. As of June 30, 2000, no single customer within the licensed professional financing segment accounted for greater than 1% of the total owned and serviced portfolio of that segment. Within the commercial and industrial financing segment, no single customer accounted for greater than 14% of the total portfolio of that segment. The licensed professional financing segment relies on certain vendors to provide referrals to the Company. For the six months ended June 30, 2000, no one vendor accounted for greater than 8% of the Company's licensed professional financing originations.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Earned income from leases and notes for the three months ended June 30, 2000 was $12,356,000 (including approximately $1,295,000 from the Company's commercial lending subsidiary, American Commercial Finance Corporation ("ACFC")) as compared to $9,670,000 (including approximately $1,105,000 from ACFC) for the three months ended June 30, 1999. Earned income for the six months ended June 30, 2000 was $23,976,000 (including approximately $2,512,000 from ACFC) compared to $19,013,000 (including approximately $2,278,000 from ACFC) for the comparable period in 1999. The increase of 28% for the three month period and 26% for the six month period was due principally to increases in net investment in leases and notes in 2000 over 1999. The increase in net investment in both periods resulted in part from a higher level of originations of $63,466,000 for the second quarter of 2000 compared to $49,810,000 for the same period in 1999 and $120,719,000 for the six months ended June 30, 2000 compared to $90,087,000 for the same period in 1999. Gains on sales of leases and notes were $2,467,000 in the three months ended June 30, 2000 compared to $887,000 for the three months ended June 30, 1999. For the six months ended June 30, 2000, gains on sales of leases and notes were $3,621,000 compared to $2,052,000 for the comparable 1999 period. The increase for the three and six month periods were due to a higher level of asset sales activity in 2000 compared to 1999, offset by lower margins generated by the current year asset sales.

     Interest expense (net of interest income) for the second quarter of 2000 was $6,313,000 (51% of earned income) compared to $4,414,000 (46% of earned income) in the comparable 1999 period. For the first six months ended June 30, 2000, net interest expense was $11,780,000 (49% of earned income) compared to $8,615,000 (45% of earned income). The increase in net interest expense was primarily due to a 28% increase in average debt levels from June 30, 1999 to June 30, 2000. These higher average debt levels resulted primarily from borrowings to finance a higher level of contract originations. The increase in percentage in both the three month and the six month periods was due to higher interest rate borrowing costs in the current year as compared to the Company's borrowing costs in the prior fiscal year.

     Net financing margin (earned income less net interest expense) for the second quarter of 2000 was $6,043,000 (49% of earned income) compared to $5,256,000 (54% of earned income) for the second quarter of 1999. For the six month period ended June 30, 2000, net financing margin increased to $12,196,000 (51% of earned income) from $10,398,000 (55% of earned income) in 1999. The increase in amounts in both the three month and the six month periods was due to higher earnings on a higher balance of earning assets. The decrease in percentage in both the three month and the six month periods was due to higher interest rate borrowing costs in the current year as compared to borrowing costs in the prior year.

     The provision for losses for the second quarter of 2000 was $1,839,000 (15% of earned income) compared to $1,034,000 (11% of earned income) in the second quarter of 1999. The provision for losses for the six months ended June 30, 2000 was $3,196,000 (13% of earned income) compared to $1,783,000 (9% of earned income) for the six months ended June 30, 1999. The increases in amount and percentage were due to growth in the portfolio, along with the Company's continuing evaluation of its portfolio quality, delinquencies, loss history and allowance for losses.

     The allowance for losses at June 30, 2000 was $10,533,000 (2.7% of net investment in leases and notes) compared to $9,150,000 (2.5% of net investment in leases and notes) at December 31, 1999. Net charge offs for the six months ended June 30, 2000 were $1,813,000 compared to $1,019,000 for the same period in 1999.

     Selling, general and administrative expenses for the three months ended June 30, 2000 were $5,323,000 (43% of earned income) compared to $4,010,000 (41%
of earned income) in the comparable 1999 period. For the six months ended June 30, 2000, selling, general and administrative expenses were $10,093,000 (42% of earned income) compared to $8,558,000 (45% of earned income) for the same period in 1999. The increase in amount for both the three month and the six month periods was caused by increased administrative costs required to support higher levels of owned and serviced assets. The increase in percentage of earned income for the three month period was primarily due to increased bank liquidity fees and a lower capitalization of initial direct costs in 2000 as compared to 1999. The decrease in percentage of earned income for the six month period resulted primarily from increased productivity and the Company's continuing efforts to control its operating expense growth rate.

     The Company's income before income taxes for the quarter ended June 30, 2000 was $1,348,000 compared to $1,099,000 in the same period in 1999. For the six months ended June 30, 2000, income before income taxes was $2,528,000 compared to $2,109,000 in the comparable 1999 period. The provision for income taxes was $553,000 (41% of income before income taxes) for the three months ended June 30, 2000 compared to $451,000 (41% of income before income taxes) for the same period in 1999. For the six months ended June 30, 2000, the provision for income taxes was $1,040,000 (41% of income before income taxes) compared to $867,000 (41% of income before income taxes) for the six months ended June 30, 1999.

     The Company's net income for the three months ended June 30, 2000 was $795,000 ($0.18 diluted net income per share) compared to $648,000 ($0.15 diluted net income per share) for the three months ended June 30, 1999. For the six months ended June 30, 2000, the Company's net income was $1,488,000 ($0.34 diluted net income per share) compared to $1,242,000 ($0.29 diluted net income per share). The increase for the three and six month periods resulted from higher earned income on leases and notes and higher gains on sales of leases and notes, offset by higher selling, general and administrative costs, higher net interest costs, and a higher provision for losses.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2000, the Company had $13,424,000 in cash, cash equivalents and restricted cash as compared to $16,280,000 at December 31, 1999. As described in
Note 6 to the Company's condensed consolidated financial statements included in this report on Form 10-Q, $12,093,000 was restricted pursuant to financing agreements as of June 30, 2000, compared to $14,924,000 at December 31, 1999.

     Cash provided by operating activities was $5,450,000 for the six months ended June 30, 2000 compared to $3,535,000 for the six months ended June 30, 1999. The significant components of cash provided by operating activities for the six months ended June 30, 2000 as compared to the same period in 1999 were an increase in net income of $1,488,000 in 2000 from $1,242,000 in 1999, an increase in accounts payable and accrued liabilities of $442,000 in 2000 compared to a decrease of $426,000 in 1999, as well as a decrease in other assets of $496,000 in 2000 compared to an increase of $135,000 for the same period in 1999.

     Cash used in investing activities was $32,332,000 for the six months ended June 30, 2000 compared to $34,533,000 for the six months ended June 30, 1999. The significant components of cash used in investing activities for the first six months of 2000 compared to the same period in 1999 were an increase in originations of lease contracts and notes receivable due in installments to $126,086,000 from $91,465,000 and a net increase in notes receivable of $2,581,000 compared to a decrease of $2,020,000 in the prior year, offset by an increase in portfolio receipts to $48,539,000 from $36,159,000, along with an increase in proceeds from sales of lease contracts and notes receivable of $47,692,000 in 2000 compared to $18,891,000 in the comparable period ended June 30, 1999.

     Cash provided by financing activities for the six months ended June 30, 2000 was $26,857,000 compared to $30,855,000 for the six months ended June 30, 1999. The significant components of cash provided by financing activities for the first six months of 2000 as compared to the equivalent period in 1999 were an increase in proceeds from issuance of senior notes, net of debt issuance costs, to $102,017,000 from $72,217,000, as well as lower levels of repayments of revolving credit borrowings of $6,000,000 in the first six months of 2000 compared to $8,000,000 in the same period in 1999. This is offset by higher repayments of senior notes of $66,383,000 for the six months ended June 30, 2000 compared to $36,300,000 for the six months ended June 30, 1999, as well as a decrease in restricted cash of $2,831,000 in 2000 compared to an increase of $3,537,000 for the same period in 1999.

     In May 1999, the Company executed the Third Amendment to the Third Amended and Restated Revolving Credit Agreement with Fleet National Bank (formerly BankBoston) as the Agent Bank. The Third Amendment to the Revolver Agreement provided availability to the Company of $90,000,000 through May 2000. In May 2000, a Fourth Amended and Restated Credit Agreement was executed with Fleet National Bank as Managing Agent (the "Revolver Agreement") providing availability to the Company of up to $90,000,000 through May 2001 upon substantially the same terms and conditions. Under the Revolver Agreement, the Company may borrow at variable rates of prime and at LIBOR plus 1.35% to 1.50%, depending upon certain performance covenants. At June 30, 2000, the Company had $64,000,000 outstanding under this facility and $26,000,000 available for borrowing, subject to borrowing base limitations. The outstanding borrowings under the Revolver Agreement are not hedged and, therefore, are exposed to upward movements in interest rates.

     In March 1997, the Company issued $20,000,000 of unsecured senior subordinated notes due in 2007 ("Senior Subordinated Notes") bearing interest at a fixed rate of 11% (the "Note Offering"). The Company received approximately $18,300,000 in net proceeds from the Note Offering and used such proceeds to repay amounts outstanding under the Revolver Agreement. The Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, other than through the operation of a sinking fund, after April 1, 2002 at established redemption prices, plus accrued but unpaid interest to the date of repurchase. Beginning July 1, 2002, the Company is required to redeem through sinking fund payments, on January 1, April 1, July 1, and October 1 of each year, a portion of the aggregate principal amount of the Senior Subordinated Notes at a redemption price equal to $1,000,000 plus accrued but unpaid interest to the redemption date. As of June 30, 2000, the outstanding balance of the Senior Subordinated Notes was $19,985,000.

     In April 1999, the Company, along with its wholly-owned, special purpose subsidiary, HPSC Capital Funding, Inc. ("Capital"), signed an amended Lease Receivable Purchase Agreement with EagleFunding Capital Corporation ("Eagle"). This revolving credit facility (the "Capital Facility") provides the Company with available borrowings up to $125,000,000. Under the terms of the Capital Facility, Capital, to which the Company may sell or contribute certain of its portfolio assets from time to time, pledges or sells its interests in these assets to Eagle, a commercial paper conduit entity. Capital may borrow at variable rates in the commercial paper market and may enter into interest rate swap agreements to assure fixed rate funding. Monthly settlements of the borrowing base and any applicable principal and interest payments are made from collections of Capital's portfolio. The Company is the servicer of the Capital portfolio subject to certain covenants. The required monthly payments of principal and interest to purchasers of the commercial paper are guaranteed by Fleet National Bank pursuant to the terms of the facility. At June 30, 2000, the Company had $48,487,000 outstanding from sales of receivables under the sale accounting portion of the Capital Facility and $70,403,000 of borrowings outstanding under the loan portion of the Capital Facility. In connection with this facility, the Company had 22 separate interest rate swap agreements with Fleet National Bank with a total notional value of $112,799,000.

     In June 1998, the Company, along with its wholly-owned, special-purpose subsidiary HPSC Bravo Funding Corp. ("Bravo"), signed an amended revolving credit facility (the "Bravo Facility") structured and guaranteed by MBIA, Inc., providing the Company with available borrowings up to $225,000,000. In March 2000, the Bravo Facility was amended to provide the Company with available borrowings up to $347,500,000 upon substantially the same terms and conditions. This facility was subsequently increased to $397,500,000 in May 2000. Under the terms of the Bravo Facility, Bravo, to which the Company sells and may continue to sell or contribute certain of its portfolio assets, subject to certain covenants regarding Bravo's portfolio performance and borrowing base calculations, pledges or sells its interests in these assets to a commercial paper conduit entity. Bravo incurs interest at variable rates in the commercial paper market and enters into interest rate swap agreements to assure fixed rate funding. Monthly settlements of principal and interest payments are made from the collection of payments on Bravo's portfolio. The Company is the servicer of the Bravo portfolio, subject to meeting certain covenants. The required monthly payments of principal and interest to purchasers of the commercial paper are guaranteed by MBIA, Inc pursuant to the terms of the facility. At June 30, 2000, Bravo had $75,774,000 outstanding from sales of receivables under the sale accounting portion of the Bravo Facility and $174,692,000 of indebtedness outstanding under the loan portion of the Bravo Facility. In connection with this facility, the Company had 43 separate interest rate swap agreements with Fleet National Bank with a total notional value of $245,064,000.

     In February 2000, the Company entered into an additional fixed rate, fixed term loan agreement with Springfield Institution for Savings ("SIS"). The Company borrowed $9,324,000, subject to certain recourse and performance covenants. The Company had $13,534,000 outstanding under all loan agreements with SIS at June 30, 2000.

     Management believes that the Company's liquidity, resulting from the availability of credit under the Revolver Agreement, the Bravo Facility, the Capital Facility, the Senior Subordinated Notes, and loans from various savings banks, along with cash obtained from the sales of its financing contracts and from internally generated revenues, is adequate to meet current obligations and projected levels of financings and to carry on current operations. In order to finance its current growth, the Company will continue to seek to raise additional capital from bank and non-bank sources, make selective use of asset sale transactions and use its current credit facilities. The Company expects that it will be able to obtain additional capital at competitive rates, but there can be no assurance it will be able to do so.

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

     a)   The Annual Meeting of Stockholders was held on April 20, 2000

     b)   Not applicable

     c) The stockholders elected the following three persons to serve as Class II Directors:

                                                          FOR               WITHHELD
                                                          ---               --------

        Joseph A. Biernat ...................          3,403,650            509,000
        Raymond R. Doherty ..................          3,403,650            509,000
        Samuel P. Cooley ....................          3,402,650            510,000

          The stockholders approved the Company's 2000 Stock Incentive Plan:

             FOR               AGAINST          ABSTAIN           NON-VOTE
             ---               -------          -------           --------

         2,523,343             509,184           24,750            855,373

          The stockholders ratified the appointment of Deloitte & Touche LLP as the independent auditors of the Company for the fiscal year ending December 31, 2000:

                       FOR               AGAINST          ABSTAIN
                       ---               -------          -------

                    3,887,127             9,250            16,273

     d)   Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits

     10.1 HPSC, Inc. 2000 Stock Incentive Plan dated as of December 13, 1999.

     10.2 HPSC, Inc. Audit Committee Charter adopted April 20, 2000.

     10.3 Fourth Amended and Restated Credit Agreement dated as of May 12, 2000 among HPSC, Inc. and Fleet National Bank, individually and as Agent, and the Banks named herein with FleetBoston Robertson Stephens Inc. as Arranger.

     10.4 Amendment No. 1 to Amended and Restated Lease Receivables Purchase Agreement dated as of May 26, 2000, among HPSC Bravo Funding Corp., HPSC, Inc., Triple-A One Funding Corporation and Capital Markets Assurance Corporation.

     10.5 Amendment No. 1 to Amended and Restated Purchase and Contribution Agreement dated as of June 16, 2000, between HPSC, Inc. and HPSC Bravo Funding Corp.

     10.6 Fourth Amendment to the HPSC, Inc. Supplemental Executive Retirement Plan, dated August 10, 2000.

     10.7 Amended and Restated Employment Agreement by and between HPSC, Inc. and John W. Everets, dated August 4, 2000.

     10.8 Amended and Restated Employment Agreement by and between HPSC, Inc. and Raymond R. Doherty, dated August 4, 2000.

     10.9 Amended and Restated Employment Agreement by and between HPSC, Inc. and Rene Lefebvre, dated August 4, 2000.

     27   Financial Data Schedule

     b)   Reports on Form 8-K:

     During the period for which this report is filed, the Company filed with the Commission the following report on Form 8-K:

     The Company reported on May 24, 2000 the filing of an application to list on the American Stock Exchange as described in the Form 8-K.



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HPSC, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               HPSC, INC.
                                           -----------------
                                              (REGISTRANT)

                                           By:        /s/ John W. Everets
                                               ---------------------------------
                                                        JOHN W. EVERETS
                                                    CHIEF EXECUTIVE OFFICER
                                                     CHAIRMAN OF THE BOARD

                                           By:       /s/  Rene Lefebvre
                                               ---------------------------------
                                                        RENE LEFEBVRE
                                                        VICE PRESIDENT
                                                    CHIEF FINANCIAL OFFICER

                                           By:       /s/  William S. Hoft
                                               ---------------------------------
                                                       WILLIAM S. HOFT
                                                  FINANCIAL REPORTING MANAGER

Dated: August 14, 2000