Form 10-Q
period 2000-09-30
HPSC INC
filed 2000-11-14
CIK 718909

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000 OR

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: COMMON STOCK, PAR VALUE $.01 PER SHARE. SHARES OUTSTANDING AT NOVEMBER 1, 2000, 4,176,553.

================================================================================

                                   HPSC, INC.

                                      INDEX


                                                                                     PAGE
                                                                                     ----
   PART I -- FINANCIAL INFORMATION

        Condensed  Consolidated  Balance  Sheets  as  of  September  30,  2000
        and December 31, 1999.....................................................    3

        Condensed Consolidated  Statements of Income for the Three and Nine
        Months Ended September 30, 2000 and 1999..................................    4

        Condensed Consolidated Statements of Cash Flows for the Nine Months
        Ended September 30, 2000 and 1999.........................................    5

        Notes to Condensed Consolidated Financial Statements......................    6

        Management's Discussion and Analysis of Financial Condition and Results
        of Operations.............................................................    9

   PART II -- OTHER INFORMATION

        Other Information.........................................................    12

        Signatures................................................................    12



                                   HPSC, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                                                      SEPTEMBER 30,   DECEMBER 31,
                                                                          2000            1999
                                                                      -----------     ------------
                                                                      (UNAUDITED)
                               ASSETS
CASH AND CASH EQUIVALENTS...........................................   $     433      $   1,356
RESTRICTED CASH.....................................................      12,866         14,924
INVESTMENT IN LEASES AND NOTES:
  Lease contracts and notes receivable due in installments..........     423,821        387,909
  Notes receivable..................................................      48,271         38,720
  Retained interest in leases and notes sold........................      25,977         17,869
  Estimated residual value of equipment at end of lease term........      21,540         18,988
  Less unearned income..............................................    (104,139)       (94,228)
  Less allowance for losses.........................................     (11,795)        (9,150)
  Less security deposits............................................      (6,185)        (6,721)
  Deferred origination costs........................................       9,343          8,696
                                                                       ---------      ---------
Net investment in leases and notes..................................     406,833        362,083
                                                                       ---------      ---------
OTHER ASSETS:
  Other assets......................................................       6,918          7,104
  Refundable income taxes...........................................         260            260
                                                                       ---------      ---------
TOTAL ASSETS........................................................   $ 427,310      $ 385,727
                                                                       =========      =========

                LIABILITIES AND STOCKHOLDERS' EQUITY
REVOLVING CREDIT BORROWINGS.........................................   $  74,000      $  70,000
SENIOR NOTES........................................................     265,803        227,445
SENIOR SUBORDINATED NOTES...........................................      19,985         20,000
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES............................      10,428         15,454
ACCRUED INTEREST....................................................       2,132          1,940
INCOME TAXES:
  Currently payable.................................................         443            398
  Deferred..........................................................      11,520         10,192
                                                                       ---------      ---------
TOTAL LIABILITIES...................................................     384,311        345,429
                                                                       ---------      ---------

STOCKHOLDERS' EQUITY:
  PREFERRED STOCK, $1.00 par value;  authorized 5,000,000 shares;
    issued - None...................................................          --             --
  COMMON STOCK,  $.01 par value;  15,000,000  shares  authorized;
    issued  and outstanding 4,713,030 shares in 2000 and 4,699,530
    in 1999.........................................................          47             47
   Additional paid-in capital.......................................      14,338         14,119
   Retained earnings................................................      33,514         31,167
Less:  Treasury  Stock (at cost) 536,477  shares in 2000 and 518,500      (3,768)        (3,611)
  in 1999...........................................................
  Deferred compensation.............................................        (691)        (1,008)
  Notes receivable from officers and employees......................        (441)          (416)
                                                                       ----------     ----------
TOTAL STOCKHOLDERS' EQUITY..........................................      42,999         40,298
                                                                       ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........................   $ 427,310      $ 385,727
                                                                       =========      =========


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   HPSC, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE THREE AND NINE MONTHS ENDED
                          SEPTEMBER 30, 2000 AND 1999
               (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                           ----------------------------   ----------------------------
                                                           SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                               2000            1999           2000           1999
                                                           -------------   -------------  -------------  -------------
REVENUES:
  Earned income on leases and notes.....................     $   12,870     $   10,304     $   36,844     $   29,317
  Gain on sales of leases and notes.....................          2,149          1,573          5,770          3,625
  Provision for losses..................................         (2,202)        (1,147)        (5,398)        (2,930)
                                                             ----------     ----------     ----------     ----------
Net revenues............................................         12,817         10,730         37,216         30,012
                                                             ----------     ----------     ----------     ----------

EXPENSES:
  Selling, general and administrative...................          4,774          4,743         14,867         13,372
  Interest expense......................................          6,768          4,793         18,948         13,368
  Interest income.......................................           (179)           (41)          (581)           (72)
                                                             ----------     ----------     ----------     ----------
Net operating expenses..................................         11,363          9,495         33,234         26,668
                                                             ----------     ----------     ----------     ----------
INCOME BEFORE INCOME TAXES..............................          1,454          1,235          3,982          3,344

PROVISION FOR INCOME TAXES..............................            594            505          1,635          1,372
                                                             ----------     ----------     ----------     ----------
NET INCOME..............................................     $      860     $      730     $    2,347     $    1,972
                                                             ==========     ==========     ==========     ==========

BASIC NET INCOME PER SHARE..............................     $     0.22     $     0.19     $     0.61     $     0.52
                                                             ==========     ==========     ==========     ==========
SHARES USED TO COMPUTE BASIC NET
INCOME PER SHARE........................................      3,942,511      3,770,851      3,858,658      3,771,684

DILUTED NET INCOME PER SHARE............................     $     0.20     $     0.16     $     0.54     $     0.45
                                                             ==========     ==========     ==========     ==========

SHARES USED TO COMPUTE DILUTED
NET INCOME PER SHARE....................................      4,283,896      4,493,815      4,331,300      4,426,176


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   HPSC, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                SEPTEMBER 30,   SEPTEMBER 30,
                                                                     2000            1999
                                                                ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income.................................................  $   2,347       $   1,972
     Adjustments  to reconcile net income to net cash provided
     by (used in) Operating activities:
     Depreciation and amortization..............................      4,474           3,646
     Increase in deferred income taxes..........................      1,328           1,048
     Restricted  stock,  stock  option,  and stock bonus award
     compensation...............................................        490             611
     Gain on sale of lease contracts and notes receivable.......     (5,770)         (3,625)
     Provision for losses on lease contracts and notes
       receivable...............................................      5,398           2,930
     Increase (decrease) in accrued interest....................        192            (512)
     Increase in accounts payable and accrued liabilities.......        532           1,220
     Increase (decrease) in accrued income taxes................         45             (17)
     Decrease in refundable income taxes........................         --             357
     (Increase) decrease in operating related other assets......       (101)             61
                                                                  ---------       ---------
Cash provided by operating activities...........................      8,935           7,691
                                                                  ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Origination of lease  contracts and notes  receivable due
       in Installments..........................................   (183,882)       (146,291)
     Portfolio receipts, net of amounts included in income......     69,358          52,548
     Proceeds from sales of lease contracts and notes receivable
        due in Installments.....................................     74,145          37,606
     Net increase in notes receivable...........................     (9,530)         (3,936)
     Net increase (decrease) in security deposits...............       (536)             36
     Net (increase) decrease in investing related other assets..        351            (654)
     Net (increase) decrease in loans to employees..............        (25)             34
                                                                  ---------       ---------
Cash used in investing activities...............................    (50,119)        (60,657)
                                                                  ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of senior notes..................................   (100,163)        (56,091)
     Proceeds  from  issuance  of  senior  notes,  net of debt
       issue costs..............................................    138,507          95,259
     Net proceeds from revolving credit borrowings..............      4,000           9,000
     Purchase of treasury stock.................................       (157)         (1,130)
     Increase (decrease) in restricted cash.....................     (2,058)          3,906
     Repayment of employee stock ownership plan promissory
       note....................................................         105             105
     Exercise of employee stock options.........................         27             156
                                                                  ---------       ---------
Cash provided by financing activities...........................     40,261          51,205
                                                                  ---------       ---------

Net decrease in cash and cash equivalents.......................       (923)         (1,761)
Cash and cash equivalents at beginning of period................      1,356           4,583
                                                                  ---------       ---------
Cash and cash equivalents at end of period......................  $     433       $   2,822
                                                                  =========       =========

Supplemental disclosures of cash flow information:
     Interest paid..............................................  $  18,139       $  13,532
     Income taxes paid..........................................        239             148



               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   HPSC, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     1. The information presented for the interim periods is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of HPSC, Inc. (the "Company"), are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results to be expected for the full fiscal year. Certain 1999 amounts have been reclassified to conform with 2000 presentation. These financial statements have been prepared in accordance with the instructions of Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. As a result, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's latest annual report on Form 10-K.

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

     4. In March 2000, the HPSC Bravo Funding Corp. ("Bravo") revolving credit facility (the "Bravo Facility") was amended to provide the Company with available borrowings of up to $347,500,000 upon substantially the same terms and conditions. In May 2000, this facility was increased to $397,500,000. Bravo had a total of $263,779,000 outstanding under the loan and sale portions of the Bravo Facility ($186,778,000 in loans and $77,001,000 in sales) at September 30, 2000. Bravo incurs interest at variable rates in the commercial paper market and enters into interest rate swap agreements to assure fixed rate funding. In connection with these borrowings and sales, Bravo had a total of 45 separate interest rate swap contracts with Fleet National Bank (formerly BankBoston) with a total notional value of $257,840,000 at September 30, 2000. These interest rate swaps are matched swaps, and as such, are accounted for using settlement accounting. Monthly cash settlements on the swap agreements are recognized in income as they accrue. In the case where the notional value of the interest rate swap agreements significantly exceeds the outstanding underlying debt, the excess swap agreements would be marked-to-market through income until new borrowings are incurred which would be subject to such swap agreements. All interest rate swap agreements entered into by the Company are for other than trading purposes.

     5. In April 1999, the Company, along with its wholly-owned, special purpose subsidiary, HPSC Capital Funding, Inc. ("Capital"), signed an amended Lease Receivable Purchase Agreement with EagleFunding Capital Corporation ("Eagle"). Pursuant to the terms of this revolving credit facility (the "Capital Facility"), Capital had a total of $125,000,000 outstanding in loans and sales ($61,938,000 in loans and $63,062,000 in sales) at September 30, 2000, and in connection with these borrowings and sales, had 24 separate interest rate swap agreements with Fleet National Bank with a total notional value of $121,999,000. These interest rate swaps are matched swaps, and as such, are accounted for using settlement accounting. Monthly cash settlements on the swap agreements are recognized in income as they accrue. In the case where the notional value of the interest rate swap agreements significantly exceeds the outstanding underlying debt, the excess swap agreements would be marked-to-market through income until new borrowings are incurred which would be subject to such swap agreements. All interest rate swap agreements entered into by the Company are for other than trading purposes.

     6. On September 30, 2000, the Company had restricted cash of $8,664,000 under the Bravo Facility and $4,202,000 under the Capital Facility. All such restricted cash is reserved for debt service.

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

     9. The Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income". This statement, adopted January 1, 1998, established standards for reporting and presenting comprehensive income and its components. Comprehensive income equals net income for the nine month periods ended September 30, 2000 and September 30, 1999.

     10. A summary of information about the Company's operations by segment for the three and nine months ended September 30, 2000 and 1999 is as follows:

                                                      THREE MONTHS ENDED SEPTEMBER 30,           NINE MONTHS ENDED SEPTEMBER 30,
                                                   -------------------------------------      --------------------------------------
                                                                   COMMERCIAL                                COMMERCIAL
                                                     LICENSED         AND                       LICENSED        AND
(IN THOUSANDS)                                     PROFESSIONAL    INDUSTRIAL                 PROFESSIONAL   INDUSTRIAL
                                                    FINANCING      FINANCING       TOTAL        FINANCING     FINANCING      TOTAL
                                                   ------------    ----------      -----      ------------   ----------      -----
2000
----
Earned income on leases and notes..............      $ 11,402       $ 1,468      $ 12,870       $ 32,863       $ 3,981     $ 36,844
Gain on sales of leases and notes..............         2,149            --         2,149          5,770            --        5,770
Provision for losses...........................        (2,122)          (80)       (2,202)        (5,278)         (120)      (5,398)
Selling, general and administrative expenses...        (4,246)         (528)       (4,774)       (13,333)       (1,534)     (14,867)
                                                     --------       -------      --------       --------       -------     --------
Net profit contribution........................         7,183           860         8,043         20,022         2,327       22,349

Total assets...................................                                                  383,597        43,713      427,310

1999
----
Earned income on leases and notes..............       $ 9,106       $ 1,198      $ 10,304       $ 25,841       $ 3,476     $ 29,317
Gain on sales of leases and notes..............         1,573            --         1,573          3,625            --        3,625
Provision for losses...........................        (1,106)          (41)       (1,147)        (2,847)          (83)      (2,930)
Selling, general and administrative expenses...        (4,350)         (393)       (4,743)       (12,158)       (1,214)     (13,372)
                                                     --------       -------      --------       --------       -------     --------
Net profit contribution........................         5,223           764         5,987         14,461         2,179       16,640

Total assets...................................                                                  313,272        36,601      349,873


The following reconciles net segment profit contribution as reported above to total consolidated income before income taxes:

                                                       THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                       --------------------------------    -------------------------------
        (IN THOUSANDS)                                      2000              1999              2000             1999
                                                            ----              ----              ----             ----
        Net segment profit contribution.............      $ 8,043           $ 5,987          $ 22,349          $ 16,640
        Interest expense............................       (6,768)           (4,793)          (18,948)          (13,368)
        Interest income.............................          179                41               581                72
                                                          -------           -------          --------          --------
        Income before income taxes..................      $ 1,454           $ 1,235          $  3,982          $  3,344

     OTHER SEGMENT INFORMATION - The Company derives substantially all of its revenues from domestic customers. As of September 30, 2000, no single customer within the licensed professional financing segment accounted for greater than 1% of the total owned and serviced portfolio of that segment. Within the commercial and industrial financing segment, no single customer accounted for greater than 17% of the total portfolio of that segment. The licensed professional financing segment relies on certain vendors to provide referrals to the Company. For the nine months ended September 30, 2000, no one vendor accounted for greater than 6% of the Company's licensed professional financing originations.

     11. In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. This Statement, which will be effective on January 1, 2001 for the Company, establishes new accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value and also provides new guidance for hedge accounting. If a derivative instrument is designated as a hedge, to the extent changes in the fair value of the derivative are not perfectly offset against corresponding changes in the fair value or forecasted cash flows of the hedged item, the difference will generally require a gain or loss be recorded to the Statement of Operations in the current period. The Company currently utilizes interest rate swap contracts as hedges against changes in interest rates on its commercial paper debt obligations incurred through its securitization activities (see Notes 4 and 5). This commercial paper is issued on a fixed rate basis with relatively short contractual maturities (generally 30 day intervals) at which time the debt rolls-over at a new fixed rate based on prevailing market conditions. This current strategy will be accounted for under the cash flow hedge accounting guidance of SFAS No. 133 which will require the changes in the fair value of the derivatives be recorded as a separate component of stockholders' equity in accumulated other comprehensive income. The Derivatives

Implementation Group has recently provided certain guidance that addresses a similar hedge accounting strategy as the Company's. The Company has also reviewed all other contracts and currently does not believe that any contracts are derivatives under the definition provided by SFAS No. 133 nor do they contain any embedded derivatives. Although a final definitive response has yet to be provided from the Financial Accounting Standard Board on cash flow hedges of commercial paper, the Company does not currently anticipate a material impact to its consolidated financial statements as a result of the implementation of this accounting standard.

     12. In September 2000, SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125" was issued. This Statement modifies certain standards for the accounting of transfers of financial assets and also requires entities to provide expanded financial statement disclosures related to securitization activities. The accounting changes associated with this Statement will be effective for transfers and servicing of financial assets occurring after March 31, 2001. The new disclosure requirements will be effective for the Company's fiscal year ended December 31, 2000. The Company is evaluating the impact of the new accounting standard on its consolidated results of operations as a result of any transfers of financial assets which may occur subsequent to its effective date.

     13. In July 2000, the Emerging Issues Task Force ("EITF") released Issue No. 99-20 "Recognition of Interest Income and Impairment on Certain Investments". This Issue provides guidance to transferors of financial assets as to appropriate accounting treatment for interest income and impairment in retained beneficial interests in securitized assets. The guidelines provided by this Issue will be effective for the first quarter of the Company's fiscal year ending December 31, 2001. The Company is evaluating the impact this guidance may have on its consolidated financial results.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Earned income from leases and notes for the three months ended September 30, 2000 was $12,870,000 (including approximately $1,468,000 from the Company's commercial lending subsidiary, American Commercial Finance Corporation ("ACFC")) as compared to $10,304,000 (including approximately $1,198,000 from ACFC) for the three months ended September 30, 1999. Earned income for the nine months ended September 30, 2000 was $36,844,000 (including approximately $3,981,000 from ACFC) compared to $29,317,000 (including approximately $3,476,000 from
ACFC) for the comparable period in 1999. The increase of 25% for the three month period and 26% for the nine month period was due principally to increases in net investment in leases and notes in 2000 over 1999. The increase in net investment in both periods resulted in part from a higher level of originations of $180,142,000 for the nine months ended September 30, 2000 compared to $151,100,000 for the same period in 1999. Gains on sales of leases and notes were $2,149,000 for the three months ended September 30, 2000 compared to $1,573,000 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, gains on sales of leases and notes were $5,770,000 compared to $3,625,000 for the comparable 1999 period. The increase for the three and nine month periods was due to a higher level of asset sales activity. For the nine months ended September 30, 2000, the Company sold a portion of the beneficial interests in assets totaling $76,280,000 compared to $37,760,000 for the same period in 1999.

     Interest expense (net of interest income) for the third quarter of 2000 was $6,589,000 (51% of earned income) compared to $4,752,000 (46% of earned income) in the comparable 1999 period. For the first nine months ended September 30, 2000, net interest expense was $18,367,000 (50% of earned income) compared to $13,296,000 (45% of earned income). The increase in net interest expense was primarily due to a 23% increase in average debt levels from September 30, 1999 to September 30, 2000. These higher average debt levels resulted primarily from borrowings to finance a higher level of contract originations, offset by increased portfolio assets sales in 2000 compared to 1999. The increase in percentage in both the three month and the nine month periods was due to higher interest rate borrowing costs in the current year as compared to the Company's borrowing costs in the prior fiscal year.

     Net financing margin (earned income less net interest expense) for the third quarter of 2000 was $6,281,000 (49% of earned income) compared to $5,552,000 (54% of earned income) for the third quarter of 1999. For the nine month period ended September 30, 2000, net financing margin increased to $18,477,000 (50% of earned income) from $16,021,000 (55% of earned income) in 1999. The increase in amounts in both the three month and the nine month periods was due to higher earnings on a higher balance of earning assets. The decrease in percentage in both the three month and the nine month periods was due to higher interest rate borrowing costs in the current year as compared to borrowing costs in the prior year.

     The provision for losses for the third quarter of 2000 was $2,202,000 (17% of earned income) compared to $1,147,000 (11% of earned income) in the third quarter of 1999. The provision for losses for the nine months ended September 30, 2000 was $5,398,000 (15% of earned income) compared to $2,930,000 (10% of earned income) for the nine months ended September 30, 1999. The increases in amount and percentage were due to growth in the portfolio, along with the Company's evaluation of its allowance for losses, portfolio quality, delinquency trends, and loss history across its entire owned and serviced portfolio.

     The allowance for losses at September 30, 2000 was $11,795,000 (2.9% of net investment in leases and notes) compared to $9,150,000 (2.5% of net investment in leases and notes) at December 31, 1999. Net charge offs for the nine months ended September 30, 2000 were $2,754,000 compared to $1,572,000 for the same period in 1999.

     Selling, general and administrative expenses for the three months ended September 30, 2000 were $4,774,000 (37% of earned income) compared to $4,743,000 (46% of earned income) in the comparable 1999 period. For the nine months ended September 30, 2000, selling, general and administrative expenses were $14,867,000 (40% of earned income) compared to $13,372,000 (46% of earned income) for the same period in 1999. The increase in amount for the nine month periods was primarily caused by increased bank liquidity fees as well as increased payroll and administrative costs incurred to support higher levels of owned and serviced assets. The decrease in percentage of earned income for the three and nine month periods resulted from increased productivity and the Company's continuing efforts to control its operating expense growth rate.

     The Company's income before income taxes for the quarter ended September 30, 2000 was $1,454,000 compared to $1,235,000 in the same period in 1999. For the nine months ended September 30, 2000, income before income taxes was $3,982,000 compared to $3,344,000 in the comparable 1999 period. The provision for income taxes was $594,000 (41% of income before income taxes) for the three months ended September 30, 2000 compared to $505,000 (41% of income before income taxes) for the same period in 1999. For the nine months ended September 30, 2000, the provision for income taxes was $1,635,000 (41% of income before income taxes) compared to $1,372,000 (41% of income before income taxes) for the nine months ended September 30, 1999.

     The Company's net income for the three months ended September 30, 2000 was $860,000 ($0.20 diluted net income per share) compared to $730,000 ($0.16 diluted net income per share) for the three months ended September 30, 1999. For the nine months ended September 30, 2000, the Company's net income was $2,347,000 ($0.54 diluted net income per share) compared to $1,972,000 ($0.45 diluted net income per share). The increase for the three and nine month periods resulted from higher earned income on leases and notes and higher gains on sales of leases and notes, offset by higher selling, general and administrative costs, higher net interest costs, and a higher provision for losses.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2000, the Company had $13,299,000 in cash, cash equivalents and restricted cash as compared to $16,280,000 at December 31, 1999. As described in Note 6 to the Company's condensed consolidated financial statements included in this report on Form 10-Q, $12,866,000 was restricted pursuant to financing agreements as of September 30, 2000, compared to $14,924,000 at December 31, 1999.

     Cash provided by operating activities was $8,935,000 for the nine months ended September 30, 2000 compared to $7,691,000 for the nine months ended September 30, 1999. The significant components of cash provided by operating activities for the nine months ended September 30, 2000 as compared to the same period in 1999 were an increase in net income of $2,347,000 in 2000 from $1,972,000 in 1999, an increase in the provision for losses of $5,398,000 in 2000 compared to $2,930,000 in 1999, as well as increased gains on sales of lease contracts and notes receivable of $5,770,000 in 2000 compared to $3,625,000 in the first nine months of the prior year.

     Cash used in investing activities was $50,119,000 for the nine months ended September 30, 2000 compared to $60,657,000 for the nine months ended September 30, 1999. The significant components of cash used in investing activities for the first nine months of 2000 compared to the same period in 1999 were an increase in originations of lease contracts and notes receivable due in installments to $183,882,000 from $146,291,000 and a net increase in notes receivable of $9,530,000 compared to $3,936,000 in the prior year, offset by an increase in portfolio receipts to $69,358,000 from $52,548,000, along with an increase in proceeds from sales of lease contracts and notes receivable of $74,145,000 in 2000 compared to $37,606,000 in the comparable period ended September 30, 1999.

     Cash provided by financing activities for the nine months ended September 30, 2000 was $40,261,000 compared to $51,205,000 for the nine months ended September 30, 1999. The significant components of cash provided by financing activities for the first nine months of 2000 as compared to the equivalent period in 1999 were an increase in proceeds from issuance of senior notes, net of debt issuance costs, to $138,507,000 from $95,259,000. This is offset by lower net proceeds from revolving credit borrowings of $4,000,000 in 2000 compared to $9,000,000 for the same period in 1999, higher repayments of senior notes of $100,163,000 for the nine months ended September 30, 2000 compared to $56,091,000 for the nine months ended September 30, 1999, as well as a decrease in restricted cash of $2,058,000 in 2000 compared to an increase of $3,906,000 for the same period in 1999.

     In May 1999, the Company executed the Third Amendment to the Third Amended and Restated Revolving Credit Agreement with Fleet National Bank (formerly BankBoston) as the Agent Bank. The Third Amendment to the Revolver Agreement provided availability to the Company of $90,000,000 through May 2000. In May 2000, a Fourth Amended and Restated Credit Agreement was executed with Fleet National Bank as Managing Agent (the "Revolver Agreement") providing availability to the Company of up to $90,000,000 through May 2001 upon substantially the same terms and conditions. Under the Revolver Agreement, the Company may borrow at variable rates of prime and at LIBOR plus 1.35% to 1.50%, depending upon certain performance covenants. At September 30, 2000, the Company had $74,000,000 outstanding under this facility and $16,000,000 available for borrowing, subject to borrowing base limitations. The outstanding borrowings under the Revolver Agreement are not hedged and, therefore, are exposed to upward movements in interest rates.

     In March 1997, the Company issued $20,000,000 of unsecured senior subordinated notes due in 2007 ("Senior Subordinated Notes") bearing interest at a fixed rate of 11% (the "Note Offering"). The Company received approximately $18,300,000 in net proceeds from the Note Offering and used such proceeds to repay amounts outstanding under the Revolver Agreement. The Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, other than through the operation of a sinking fund, after April 1, 2002 at established redemption prices, plus accrued but unpaid interest to the date of repurchase. Beginning July 1, 2002, the Company is required to redeem through sinking fund payments, on January 1, April 1, July 1, and October 1 of each year, a portion of the aggregate principal amount of the Senior Subordinated Notes at a redemption price equal to $1,000,000 plus accrued but unpaid interest to the redemption date. As of September 30, 2000, the outstanding balance of the Senior Subordinated Notes was $19,985,000.

     In April 1999, the Company, along with its wholly-owned, special purpose subsidiary, HPSC Capital Funding, Inc. ("Capital"), signed an amended Lease Receivable Purchase Agreement with EagleFunding Capital Corporation ("Eagle"). This revolving credit facility (the "Capital Facility") provides the Company with available borrowings up to $125,000,000. Under the terms of the Capital Facility, Capital, to which the Company may sell or contribute certain of its portfolio assets from time to time, pledges or sells its interests in these assets to Eagle, a commercial paper conduit entity. Capital may borrow at variable rates in the commercial paper market and may enter into interest rate swap agreements to assure fixed rate funding. Monthly settlements of the borrowing base and any applicable principal and interest payments are made from collections of Capital's portfolio. The Company is the servicer of the Capital portfolio subject to certain covenants. The required monthly payments of principal and interest to purchasers of the commercial paper are guaranteed by Fleet National Bank pursuant to the terms of the facility. At September 30, 2000, the Company had $63,062,000 outstanding from sales of receivables under the sale accounting portion of the Capital Facility and $61,938,000 of borrowings outstanding under the loan portion of the Capital Facility. In connection with this facility, the Company had 24 separate interest rate swap agreements with Fleet National Bank with a total notional value of $121,999,000.

     In June 1998, the Company, along with its wholly-owned, special-purpose subsidiary HPSC Bravo Funding Corp. ("Bravo"), signed an amended revolving credit facility (the "Bravo Facility") structured and guaranteed by MBIA, Inc., providing the Company with available borrowings up to $225,000,000. In March 2000, the Bravo Facility was amended to provide the Company with available borrowings up to $347,500,000 upon substantially the same terms and conditions. This facility was subsequently increased to $397,500,000 in May 2000. Under the terms of the Bravo Facility, Bravo, to which the Company sells and may continue to sell or contribute certain of its portfolio assets, subject to certain covenants regarding Bravo's portfolio performance and borrowing base calculations, pledges or sells its interests in these assets to a commercial paper conduit entity. Bravo incurs interest at variable rates in the commercial paper market and enters into interest rate swap agreements to assure fixed rate funding. Monthly settlements of principal and interest payments are made from the collection of payments on Bravo's portfolio. The Company is the servicer of the Bravo portfolio, subject to meeting certain covenants. Pursuant to the terms of the facility, the required monthly payments of principal and interest to purchasers of the commercial paper are guaranteed by MBIA, Inc. At September 30, 2000, Bravo had $77,001,000 outstanding from sales of receivables under the sale accounting portion of the Bravo Facility and $186,778,000 of indebtedness outstanding under the loan portion of the Bravo Facility. In connection with this facility, the Company had 45 separate interest rate swap agreements with Fleet National Bank with a total notional value of $257,840,000.

     In February 2000, the Company entered into an additional fixed rate, fixed term loan agreement with Springfield Institution for Savings ("SIS"). The Company borrowed $9,324,000, subject to certain recourse and performance covenants. The Company had $12,836,000 outstanding under all loan agreements with SIS at September 30, 2000.

     Management believes that the Company's liquidity, resulting from the availability of credit under the Revolver Agreement, the Bravo Facility, the Capital Facility, the Senior Subordinated Notes, and loans from various savings banks, along with cash obtained from the sales of its financing contracts and from internally generated revenues, is adequate to meet current obligations and to carry on current operations. In order to finance portfolio growth, the Company must raise additional capital from bank and non-bank sources. The Company expects that it will be able to obtain additional capital at competitive rates, but there can be no assurance it will be able to do so.

FORWARD-LOOKING STATEMENTS

     This Form 10-Q may contain forward-looking statements within the meaning of
Section 27A of the Securities Act. When used in this Form 10-Q, the words "believes," "anticipates," "expects," "plans," "intends," "estimates," "continue," "may," or "will" (or the negative of such words) and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties, including but not limited to the following: the Company's dependence on maintaining and increasing funding sources; restrictive covenants in funding documents; payment restrictions and default risks in asset securitization transactions to which the Company, or its subsidiaries, are a party; customer credit risks; competition for customers and for capital funding at favorable rates relative to the capital costs of the Company's competitors; changes in healthcare payment policies; interest rate risk; the risk that the Company may not be able to realize the residual value on financed equipment at the end of its lease term; risks associated with the sale of certain receivable pools by the Company; dependence on sales representatives and the current management team; and fluctuations in quarterly operating results. The Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 1999, contain additional information concerning such risk factors. Actual results in the future could differ materially from those described in any forward-looking statements as a result of the risk factors set forth above, and the risk factors described in the Annual Report. HPSC cautions the reader, however, that such list of risk factors may not be exhaustive. HPSC undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

                                   HPSC, INC.

                           PART II. OTHER INFORMATION

ITEMS 1 THROUGH 5 ARE OMITTED BECAUSE THEY ARE INAPPLICABLE.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a) Exhibits

       27  Financial Data Schedule

    b) Reports on Form 8-K:

     There were no reports on Form 8-K filed during the three months ended September 30, 2000.


                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HPSC, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HPSC, INC.
                                          --------------------------------------
                                          (REGISTRANT)

                                          By:      /s/ JOHN W. EVERETS
                                             -----------------------------------
                                                     JOHN W. EVERETS
                                                  CHIEF EXECUTIVE OFFICER
                                                   CHAIRMAN OF THE BOARD

                                          By:       /s/ RENE LEFEBVRE
                                             -----------------------------------
                                                      RENE LEFEBVRE
                                                      VICE PRESIDENT
                                                   CHIEF FINANCIAL OFFICER

                                          By:       /s/ WILLIAM S. HOFT
                                             -----------------------------------
                                                      WILLIAM S. HOFT
                                                FINANCIAL REPORTING MANAGER

Dated:  November 14, 2000