Form 10-K
period 2000-12-31
HPSC INC
filed 2001-04-02
CIK 718909

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For fiscal year ended DECEMBER 31, 2000

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

                                YES (X)   NO ( )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any other amendment to this Form 10-K.

                                YES ( )   NO (X)

The aggregate market value of the voting stock held by non-affiliates of the registrant was $17,075,448 at March 23, 2001 representing 2,626,992 shares.

The number of shares of common stock, par value $.01 per share, outstanding as of March 23, 2001 was 4,167,053.

DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 15, 2001 (the "2001 Proxy Statement") are incorporated by reference into Part III of this annual report on Form 10-K.

The 2001 Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" as part of this annual report on Form 10-K.

                                     PART I

ITEM 1. BUSINESS

GENERAL

HPSC, Inc. ("HPSC" or the "Company") is a specialty finance company engaged primarily in financing licensed healthcare providers throughout the United States. A majority of the Company's revenues comes from its financing of healthcare equipment and healthcare practice acquisitions. Through its subsidiary, American Commercial Finance Corporation ("ACFC"), the Company also provides asset-based lending to commercial and industrial businesses, principally in the eastern United States.

HPSC provides financing to the dental, ophthalmic, general medical, chiropractic and veterinary professions. At December 31, 2000, on a consolidated basis, approximately 90% of the Company's net investment in leases and notes consisted of financing contracts with licensed healthcare professionals. Approximately 10% of the portfolio was asset-based lending to commercial and industrial businesses. HPSC principally competes in the portion of the healthcare finance market where the size of the transaction is $250,000 or less, sometimes referred to as the "small-ticket" market. The average size of the Company's financing transactions in 2000 was approximately $39,000. In connection with its equipment financing, the Company enters into noncancellable finance agreements and/or leases, which provide for a full payout at a fixed interest rate over a term of one to seven years. The Company markets its financing services to healthcare providers in a number of ways, including direct marketing through trade shows, conventions and advertising, through its sales staff with 22 offices in 12 states and through cooperative arrangements with equipment vendors.

At December 31, 2000, HPSC's gross outstanding owned and managed financing contracts with licensed professionals, excluding asset-based lending, were approximately $658 million, consisting of approximately 20,000 active contracts. HPSC's financing contract originations in 2000, excluding asset-based lending, were approximately $242 million compared to approximately $208 million in 1999, an increase of 16%, which compared to financing contract originations of approximately $159 million in 1998.

ACFC, the Company's wholly-owned subsidiary, provides asset-based financing to companies which generally cannot readily obtain traditional bank financing. The ACFC loan portfolio generally provides the Company with a greater spread over its borrowing costs than the Company can achieve in its financing contracts with licensed professionals. ACFC's originations of new lines of credit in 2000 were approximately $7 million, compared to approximately $18 million in 1999 (a decrease of 61%), and compared to approximately $23 million in 1998.

The continuing increase in the Company's originations of financing contracts helped contribute to a 28% increase in the Company's net revenues for fiscal year 2000 as compared with fiscal year 1999, and a 21% increase in the Company's net revenues for fiscal year 1999 compared with fiscal year 1998. This percentage change in revenues differs from the percentage change in originations because revenues consist of earned income on leases and notes, which is a function of time and of the amount of net investment in leases and notes and the level of interest rates. Earned income is recognized over the life of the financing contract while originations are measured at the time of inception.

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


INDUSTRY OVERVIEW

The equipment financing industry in the United States includes a wide variety of sources for financing the purchase or lease of equipment, ranging from specialty financing companies, which concentrate on a particular industry or financing technique, to large banking institutions, which offer a full array of financial services.

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

The initial terms of the Company's leases and notes range from 12 to 84 months, with a weighted average original term of 67 months at December 31, 2000.

Although the Company primarily focuses its business on equipment financing to licensed professionals, it continues to expand its financing of healthcare practice acquisitions. Practice finance is a specialized segment of the finance industry, in which the Company's primary competitors are banks. Practice finance is a relatively new business opportunity for financing companies such as HPSC which has developed as the sale of healthcare professional practices has increased. HPSC may finance up to 100% of the cost of the practice being purchased.

HEALTHCARE PROVIDER FINANCING

Terms and Conditions

The Company's business consists primarily of the origination of equipment financing contracts pursuant to which the Company finances healthcare providers' acquisition of equipment as well as leasehold improvements, working capital and supplies. The contracts are either finance agreements (notes) or leases, and are non-cancelable. The contracts are full payout contracts and provide for scheduled payments sufficient, in the aggregate, to cover the Company's costs, and to provide the Company with an appropriate profit margin. The Company provides lessees with an option to purchase the equipment at the end of the lease, generally for 10% of its original cost. In the past, substantially all lessees have exercised this option. The terms of the Company's leases and notes range from 12 to 84 months, with a weighted average original term of 67 months for the year ended December 31, 2000.

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

Although the customer has the full benefit of the equipment manufacturers' warranties with respect to the equipment it finances, the Company makes no warranties to its customers regarding the equipment. In addition, the financing contract obligates the customer to continue to make contract payments regardless of any defects in the equipment. Under a financing agreement (note), the customer holds title to the equipment and the Company has a lien on the equipment to secure the loan; under a lease, the Company retains title to the equipment. The Company has the right to assign any financing contract without the consent of the customer.

Since 1994, the Company has originated a total of approximately 970 practice finance loans aggregating approximately $140 million in financings. The terms of such loans generally range from 72 to 84 months. In 2000, practice finance generated approximately 17% of HPSC's total healthcare originations. Management believes that its practice finance business contributes to the diversification of the Company's revenue sources and earns HPSC substantial goodwill among healthcare providers. All practice finance inquiries received at the Company's sales offices, or by its salespersons in the field, are referred to the Boston office for processing.

The Company solicits business for its practice finance services primarily by advertising in trade magazines, attending healthcare conventions, working with practice brokers, and directly approaching potential purchasers of healthcare practices. More than half of the healthcare practices financed by the Company to date have been dental practices. The Company has also financed the purchase of professional practices of chiropractors, ophthalmologists, general medical practitioners and veterinarians.

Customers

The primary customers for the Company's financing contracts are healthcare providers, including dentists, ophthalmologists, other physicians, chiropractors and veterinarians. As of December 31, 2000, no single customer (or group of affiliated customers) accounted for more than 1% of the Company's healthcare finance portfolio. The Company's customers are located throughout the United States, but primarily in heavily populated states such as California, Florida, Texas, Illinois and New York.

Realization of Residual Values on Equipment Leases

In the past, the Company has realized over 99% of the residual value of equipment covered by leases that run full term. The overall growth in the Company's equipment lease portfolio in recent years has resulted in increases in the aggregate amount of recorded residual values. Substantially all of the residual values on the Company's balance sheet as of December 31, 2000 are attributable to leases which will expire by the end of 2007. Realization of such residual values depends on factors not within the Company's control, such as the condition of the equipment, the cost of comparable new equipment and the technological or economic obsolescence of the equipment. Although the Company has received over 99% of recorded residual values for leases which expired during the last three years, there can be no assurance that this realization rate will be maintained.

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

Major changes have occurred in the United States healthcare delivery system, including the formation of integrated patient care networks (often involving joint ventures between hospitals and physician groups), as well as the grouping of healthcare consumers into managed-care organizations sponsored by insurance companies and other third parties. Moreover, state healthcare initiatives have significantly affected the financing and structure of the healthcare delivery system. These changes have not had a material adverse effect on the Company's business, but the effect of any changes on the Company's future business cannot be predicted.

ASSET-BASED LENDING

ACFC makes asset-based loans, generally of $5 million or less, to commercial and industrial companies, primarily secured by accounts receivable, inventory and equipment. ACFC typically makes accounts receivable loans to borrowers that cannot obtain traditional bank financing. ACFC takes a security interest in all of the borrower's assets and monitors collection of its receivable. Advances on a revolving loan generally do not exceed 80% of the borrower's eligible accounts receivable. ACFC also makes inventory loans, generally not exceeding 50% of the value of the customer's active inventory, valued at the lower of cost or market value. In addition, ACFC provides term financing for equipment, which is secured by the machinery and equipment of the borrower.

The average ACFC loan is for a term of two to three years. No single borrower accounts for more than 10% of ACFC's aggregate portfolio, and no more than 10% of ACFC's portfolio is concentrated in any single industry.

ACFC's loans are "fully followed," which means that ACFC receives daily settlement statements of its borrowers' accounts receivable. ACFC participates in the collection of its borrowers' accounts receivable and requires that payments be made directly to an ACFC lock-box account. Availability under lines of credit is usually calculated daily. ACFC's credit committee, which includes members of senior management of HPSC, must approve all ACFC loans in advance. Each of ACFC's officers has over ten years of experience providing this type of financing.

From its inception in 1994 through December 31, 2000, ACFC has provided 70 lines of credit totaling approximately $95 million and currently has approximately $32 million of loans outstanding to 34 borrowers. The annual dollar volume of originations of new lines of credit by ACFC were $23.1 million in 1998, $18.2 million in 1999 and $7.3 million in 2000.

CREDIT AND ADMINISTRATIVE PROCEDURES

The Company processes all credit applications, and monitors all existing contracts at its corporate headquarters in Boston, Massachusetts (other than ACFC applications and contracts, all of which are processed at ACFC's headquarters in West Hartford, Connecticut). The Company's credit procedures require the review, verification and approval of a potential customer's credit file, accurate and complete documentation, delivery of the equipment and verification of installation by the customer, and correct invoicing by the vendor. The type and amount of information and time required for a credit decision varies according to the nature, size and complexity of each transaction. In smaller, less complicated transactions, a decision can often be reached within one hour; more complicated transactions may require up to three or four days. Once the equipment is shipped and installed, the vendor invoices the Company. The Company verifies that the customer has received and accepted the equipment and obtains the customer's authorization to pay the vendor. Following this telephone verification, the file is forwarded to the Company's accounting department for audit, booking and funding and to commence automated billing and transaction accounting procedures.

Timely and accurate vendor payments are essential to the Company's business. In order to maintain its relationships with existing vendors and attract new vendors, the Company generally makes payments to vendors for financing transactions within one day of authorization to pay from the customer.

ACFC's underwriting procedures include an evaluation of the collectibility of the borrower's receivables that are pledged to ACFC, including an evaluation of the validity of such receivables and the creditworthiness of the payors of such receivables. ACFC may also require its customers to pay for credit insurance with respect to its loans. The Loan Administration Officer of ACFC is responsible for maintaining lending standards and for monitoring loans and underlying collateral. Before approving a loan, ACFC examines the prospective customer's books and records and monitors its customer's operations as it deems necessary during the term of the loan. Loan officers are required to rate the risk of each loan made by ACFC and to update the rating upon receipt of any financial statement from the customer or when 90 days have elapsed since the date of the last rating.

The Company's finance portfolio consists of two general categories of assets:

The first category of assets consists of the Company's leases and notes receivable due in installments, which comprise approximately 90% of the Company's net investment in leases and notes at December 31, 2000 (89% at December 31, 1999). Substantially all of such financing contracts are with licensed medical professionals who practice in individual or small group practices. These contracts and notes are at fixed interest rates and have terms ranging from 12 to 84 months. The Company believes that financing contracts entered into with medical professionals are generally "small-ticket," homogeneous transactions with similar risk characteristics.

The second category of assets consists of the Company's commercial notes receivable, which comprise approximately 10% of the Company's net investment in leases and notes at December 31, 2000 (11% at December 31, 1999). These notes receivable primarily relate to asset-based, revolving lines of credit to small and medium sized manufacturers and distributors, at variable interest rates, and typically have terms of two to three years. The Company began commercial lending activities in mid-1994. Through December 31, 2000, the Company has had cumulative charge-offs of commercial notes receivable of $513,000. The provision for losses related to the commercial notes receivable were $690,000, $113,000 and $147,000 in 2000, 1999 and 1998, respectively. The amount of the allowance for losses related to the commercial notes receivable was $976,000 and $686,000 at December 31, 2000 and 1999, respectively. The increase in both the provision and the allowance in 2000 was principally due to a default in one loan that has been partially written-off and the balance completely reserved.

ALLOWANCE FOR LOSSES AND CHARGE-OFFS

The Company maintains an allowance for losses in connection with equipment financing contracts and other loans held in the Company's portfolio at a level which the Company deems sufficient to meet future estimated uncollectible receivables, based on an analysis of delinquencies, problem accounts, overall risks, general economic conditions and probable losses associated with such contracts, and a review of the Company's historical loss experience. At December 31, 2000, this allowance for losses was 3.7% of the Company's net investment in leases and notes (before allowance). There can be no assurance that this allowance will prove to be adequate. Failure of the Company's customers to make scheduled payments under their financing contracts could require the Company to
(i) make payments in connection with the recourse portion of its borrowings relating to such contract, (ii) lose its residual interest in any underlying equipment or (iii) forfeit cash collateral pledged as security for the Company's asset securitizations. In addition, although net charge-offs on the financing contract portfolio of the Company were less than 1% of the Company's average net investment in leases and notes owned and managed (before allowance) for the year ended December 31, 2000, any increase in such losses or in the rate of payment defaults under the financing contracts originated by the Company could adversely affect the Company's ability to obtain additional funding, including its ability to complete additional asset securitizations.

The Company's receivables are subject to credit risk. To manage this risk, the Company has adopted collection policies that are closely monitored by management. Additionally, certain of the Company's leases and notes receivable, which have been sold under certain sales agreements, are subject to recourse and estimated losses are provided for by the Company. Accounts are normally charged off when future payments are deemed unlikely.

A summary of activity in the Company's allowance for losses for each of the years in the three-year period ended December 31, 2000 is as follows:

(in thousands)                                                               2000         1999          1998
                                                                             ----         ----          ----
Balance, beginning of year........................................        $(9,150)     $(7,350)      $(5,541)
Provision for losses..............................................         (9,218)      (4,489)       (4,201)
Charge-offs.......................................................           4,287       2,853         2,498
Recoveries........................................................            (89)        (164)         (106)
                                                                         --------      -------       -------
Balance, end of year..............................................       $(14,170)     $(9,150)      $(7,350)
                                                                         ========      =======       =======

The total contractual balances of delinquent lease contracts and notes receivable due in installments, both owned by the Company and owned by others and serviced by the Company, over 90 days delinquent was $23,759,000 at December 31, 2000 compared to $15,928,000 at December 31, 1999. An account is considered delinquent when not paid within 30 days of the billing due date. The increase in the provision and the allowance for losses were the result of continuing growth in the portfolio, a specific provision relating to a vendor bankruptcy and the Company's continuing evaluation of its portfolio.

FUNDING SOURCES

General

The Company's principal sources of funding for its financing transactions are:
(i) a revolving loan agreement with Fleet National Bank (formerly BankBoston) as managing agent providing borrowing availability of up to $90 million (the "Revolver"), (ii) securitized limited recourse revolving credit facilities with wholly-owned, special-purpose subsidiaries of the Company, HPSC Bravo Funding Corp. ("Bravo") and HPSC Capital Funding, Inc. ("Capital"), currently with aggregate availability of $523 million, (iii) a term asset securitization completed in December 2000 in the amount of $527 million (the "Equipment Receivables 2000-1 term securitization") through two wholly-owned special-purpose subsidiaries of the Company, HPSC Equipment Receivables 2000-1 LLC I ("ER 2000-1 LLC I") and HPSC Equipment Receivables 2000-1 LLC II ("ER 2000-1 LLC II"); (iv) defined recourse fixed-term loans and sales of financing contracts with savings banks and other purchasers; and (v) the Company's internally generated revenues. Management believes that the Company's liquidity is adequate to meet current obligations and future projected levels of financings and to carry on normal operations.

Information about the Revolver, the securitization facilities, the term asset securitization, and other funding sources referred to in the previous paragraph is located in Notes C and D of the "Notes to Consolidated Financial Statements" at pages F-12 through F-16 and "Management's Discussion and Analysis of Financial Condition" at pages 13 through 17 of the Annual Report on Form 10-K.

INFORMATION TECHNOLOGY

The Company uses automated information systems and telecommunications capabilities to support its business functions, including accounting, taxes, credit, collections, operations, sales, sales support and marketing. The Company has developed and owns proprietary software which support several of these business functions. The Company's computerized systems provide management with accurate and up-to-date customer data which strengthens its internal controls and assists in forecasting. These systems are used to generate collection histories, vendor analysis, customer reports and credit histories and other data useful in servicing customers and equipment suppliers. They are also used to provide financial and tax reporting, internal controls and personnel training and management. The Company recently introduced an interactive web site offering its customers advanced functionality and services, and industry specific information. The Company believes that its computer systems give it a competitive advantage by providing rapid contract processing and control over credit risk. These systems permit the Company to offer a high level of customer service.

The Company contracts with an outside consulting firm to provide information technology services. The Company's Boston office is linked electronically with all of the Company's other offices. Each salesperson's laptop computer may also be linked to the computer systems in the Boston office, permitting a salesperson to respond to a customer's financing request, or a vendor's information request, on a timely basis. Management believes that its investment in technology has positioned the Company to manage increased equipment financing volume.


COMPETITION

Healthcare provider financing and asset-based lending are highly competitive businesses. The Company competes for customers with a number of national, regional and local finance companies, including those which, like the Company, specialize in financing for healthcare providers. In addition, the Company's competitors include those equipment manufacturers which finance the sale or lease of their own products, other leasing companies and other types of financial services companies such as commercial banks and savings and loan associations. Although the Company believes that it currently has a competitive advantage based on its excellent customer service, many of the Company's competitors and potential competitors possess substantially greater financial, marketing and operational resources than the Company. Moreover, the Company's future profitability will be directly related to the Company's ability to obtain capital funding at favorable rates as compared to the capital costs of its competitors. The Company's competitors and potential competitors include many larger companies that have a lower cost of funds than the Company and access to capital markets and to other funding sources which may be unavailable to the Company. The Company's ability to compete effectively for profitable equipment financing business will continue to depend upon its ability to procure funding on attractive terms, to develop and maintain good relations with new and existing equipment suppliers, and to attract new customers.

The Company's equipment finance business has historically concentrated on leasing small-ticket dental, medical and office equipment. In the future, the Company may finance more expensive equipment than it has in the past. If it does so, the Company will be entering an even more competitive market. In addition, the Company may face greater competition with its expansion into the practice finance and asset-based lending markets.

EMPLOYEES

At December 31, 2000, the Company had 117 full-time employees, 14 of whom work for ACFC, and none of whom was represented by a labor union. Management believes that the Company's employee relations are good.

Item 2. PROPERTIES

The Company leases approximately 13,800 square feet of office space at 60 State Street, Boston, Massachusetts for approximately $36,000 per month. This lease expires on June 30, 2004 with a five-year extension option. ACFC leases approximately 5,900 square feet at 433 South Main Street, West Hartford, Connecticut for approximately $10,000 per month. This lease expires on February 28, 2003 with a three-year extension option. The Company's total rent expense for 2000 under all operating leases was $832,000. The Company also rents space as required for its sales locations on a shorter-term basis. The Company believes that its facilities are adequate for its current operations and for the foreseeable future.

Item 3. LEGAL PROCEEDINGS

Although the Company is from time to time subject to actions or claims for damages in the ordinary course of its business, including customer disputes over products the Company has financed, and engages in collection proceedings with respect to delinquent accounts, the Company is aware of no such actions, claims, or proceedings currently pending or threatened that are expected to have a material adverse effect on the Company's business, operating results or financial condition. HPSC believes that it has adequately reserved for any potential loss arising out of any litigation loss contingencies.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On May 17, 2000, the Company's common stock began trading on the American Stock Exchange (Symbol: "HDR"). Prior to that date, the Company's common stock was traded on the NASDAQ Market (Symbol: "HPSC"). The table below sets forth the representative high and low closing prices for shares of the common stock of the Company in the over-the-counter market as reported by the American Stock Exchange and the NASDAQ National Market System for the fiscal years 2000 and 1999:

2000 Fiscal Year                       High        Low     1999 Fiscal Year                        High        Low
-------------------------------------------------------------------------------------------------------------------
First Quarter....................   $  10.00    $  7.13    First Quarter .....................   $ 10.00    $  8.13
Second Quarter...................       9.63       7.00    Second Quarter ....................     10.50       8.00
Third Quarter....................       8.75       6.63    Third Quarter .....................     13.00       9.38
Fourth Quarter...................       6.93       5.30    Fourth Quarter ....................     11.25       9.00

     The foregoing quotations represent prices between dealers, and do not include retail markups, markdowns, or commissions.

HOLDERS


                                               Approximate Number of Record
               Title of Class                 Holders (as of March 15, 2001)
--------------------------------------------------------------------------------

   Common Stock, par value $.01 per share                 93  (1)


(1) This number does not reflect beneficial ownership of shares held in "nominee" or "street name."

DIVIDENDS

     The Company has never paid any dividends and anticipates that, for the foreseeable future, its earnings will be retained for use in its business.

The Company neither issued nor sold equity securities during the period covered by this annual report on Form 10-K other than shares covered by employee and director compensation plans.

Item 6. SELECTED FINANCIAL DATA

-------------------------------------------------------------------------------------------------------------------------
                                                                            Year Ended
                                          -------------------------------------------------------------------------------
(in thousands, except                       Dec. 31,         Dec. 31,        Dec.31,           Dec. 31,         Dec. 31,
share and per share data)                   2000(4)           1999             1998             1997             1996
-------------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA

Revenues:
   Earned income on leases and notes      $    49,462      $    40,551      $    33,258      $    23,691      $    17,515
   Gain on sales of leases and notes           12,078            4,916            4,906            3,123            1,572
   Provision for losses                        (9,218)          (4,489)          (4,201)          (2,194)          (1,564)
-------------------------------------------------------------------------------------------------------------------------
Net Revenues                              $    52,322      $    40,978      $    33,963      $    24,620      $    17,523
=========================================================================================================================
Net Income                                $        87      $     2,719      $     1,976      $     1,121      $       875
=========================================================================================================================
Net Income per Share    -- Basic(1)       $      0.02      $      0.72      $      0.53      $      0.30      $      0.23
                        -- Diluted(1)     $      0.02      $      0.61      $      0.47      $      0.26      $      0.20
=========================================================================================================================
Shares Used to Compute  -- Basic(1)         3,879,496        3,766,684        3,719,026        3,732,576        3,786,799
   Net Income per Share -- Diluted(1)       4,292,650        4,436,476        4,194,556        4,315,370        4,326,604
-------------------------------------------------------------------------------------------------------------------------



                                          -------------------------------------------------------------------------------
                                           Dec. 31,          Dec. 31,         Dec. 31,         Dec. 31,         Dec. 31,
(in thousands)                               2000             1999             1998             1997             1996
-------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA

Cash and Cash Equivalents                    $  1,713         $  1,356         $  4,583         $  2,137         $  2,176
Restricted Cash(2)                            115,502           14,924            9,588            7,000            6,769
Lease Contracts Receivable
   and Notes Receivable(3)                    453,332          444,498          343,574          263,582          178,383
Unearned Income                                98,089           94,228           73,019           53,868           34,482
Total Assets                                  493,953          385,747          298,611          232,626          162,383
Revolving Credit Borrowings                    49,000           70,000           49,000           39,000           40,000
Senior Notes                                  355,461          227,445          174,541          123,952           76,737
Subordinated Debt                              19,985           20,000           20,000           20,000               --
Stockholders' Equity                           40,790           40,318           37,575           35,174           34,332

----------------------------

(1) Net income per share for all periods presented conform to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share".

(2) Restricted cash at December 31, 2000 includes $20,284,000 for securitization servicing arrangements and $95,218,000 in prefunding provided to the Company pursuant to the ER 2000-1 term securitization.

(3) Lease contracts and notes receivable include the Company's retained interest in leases and notes receivable sold under sales and securitization agreements.

(4) Results for the year ended December 31, 2000 include one-time charges of $7,106,000 associated with closing on the ER 2000-1 term securitization.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

Earned income from leases and notes for 2000 was $49,462,000 (including $5,349,000 from ACFC) as compared to $40,551,000 (including $4,752,000 from
ACFC) for 1999. This increase of approximately 22% was primarily due to an increase in net investment in leases and notes from 1999 to 2000. The increase in net investment in leases and notes resulted from an increase in the Company's financing contract originations, net of increased asset sales activity. Financing contract originations for fiscal 2000 increased approximately 10% to $248,874,000 (including approximately $7,300,000 in ACFC line of credit originations) from approximately $226,534,000 (including approximately $18,167,000 in ACFC line of credit originations) for 1999. Earned income on leases and notes is primarily a function of the interest on the Company's net investment in leases and notes which it owns. Earned income, which is net of amortization of initial direct costs, is recognized using the interest method over the life of the underlying leases and notes. Pre-tax gains from sales of leases and notes increased to $12,078,000 in 2000 compared to $4,916,000 in 1999. This increase was due to higher levels of sales activity in 2000 as compared to 1999. For the twelve months ended December 31, 2000, the Company sold a portion of its beneficial interest in leases and notes totaling $143,690,000 compared to $54,930,000 for the same period in 1999.

Interest expense, net of interest income on cash balances, was $25,204,000 (51.0% of earned income) in 2000, compared to $18,637,000 (46.0% of earned income) for 1999, an increase of 35%. The increase in net interest expense was primarily due to a 34% increase in debt levels from 1999 to 2000, which resulted from increased borrowings to finance the Company's increased financing contract originations as well as higher debt levels in 2000 associated with the prefunding arrangement provided through the term securitization which the Company entered into in December 2000. The increase in percentage of earned income was due to higher average borrowing costs in 2000 as compared to 1999.

Net financing margin (earned income less net interest expense) for fiscal year 2000 was $24,258,000 (49.0% of earned income) as compared to $21,914,000 (54.0%
of earned income) for 1999. The increase in amount was generally due to higher earnings on a higher balance of earning assets. The decrease in percentage of earned income was due to higher interest rate debt during 2000 as compared to 1999.

The provision for losses for the year ended December 31, 2000 was $9,218,000 (18.6% of earned income) compared to $4,489,000 (11.1% of earned income) for the same period in 1999. The increase in amount resulted in part from higher levels of new financings in 2000. In addition, the Company has experienced higher delinquencies and charge-offs in its owned and serviced portfolio of financing contracts. In reviewing these facts as well as the potential impact of general economic conditions, the Company has increased its allowance for loss levels accordingly. A primary cause for the increase in delinquencies, the provision for losses, and the allowance for losses was the bankruptcy of an equipment vendor and resulting customer disputes over the products which the Company had financed, and not any identifiable weakness in the Company's underwriting or collections standards. If delinquencies related to this vendor situation were excluded, the Company's financing contract delinquencies at December 31, 2000 would have been comparable, on a percentage basis, to the delinquencies at the end of the prior year. During 2000, the Company's commercial lending subsidiary also experienced a loss on a loan as a result of an obligor bankruptcy. The account had an original carrying value of approximately $900,000, of which $400,000 has been charged-off and the balance reserved. At December 31, 2000, the Company's allowance for losses was $14,170,000 (3.9% of net investment in leases and notes) as compared to $9,150,000 (2.5% of net investment in leases and notes) at December 31, 1999. Total consolidated net charge-offs were $4,198,000 in 2000 compared to $2,689,000 in 1999.

Selling, general and administrative expenses for fiscal year 2000 were $19,781,000 (40.0% of earned income) as compared to $17,715,000 (43.7% of earned income) for 1999. The increase in amount resulted in part from higher legal and collection agency related expenses arising out of higher delinquency levels, higher liquidity and bank charges associated with the Company's commercial paper securitization facilities, as well as increased systems and administrative costs required to support higher levels of owned and serviced assets. The decrease as a percentage of earned income was the result of increased productivity and the Company's continuing efforts to monitor and control operating expense growth rates.

In December 2000, the Company incurred one-time charges of $7,106,000 associated with the closing of a $527,000,000 term securitization transaction (Notes C and D). These charges primarily fell into two categories. The first, which totaled approximately $3,118,000, was non-cash charges associated with structural and rate differences upon the transfer of previously sold leases and notes from the Company's Bravo and Capital commercial paper conduit facilities into the term securitization facility as well as differences between the carrying value and the fair value of the Company's retained interest on previously sold leases and notes under the commercial paper conduit facilities. The second category of expense, which totaled approximately $3,988,000, was costs incurred to break existing interest rate swap contracts associated with the terminated borrowings from the Bravo and Capital facilities.

The Company's income before income taxes for fiscal year 2000 was $231,000 compared to $4,626,000 for 1999. The provision for income taxes was $144,000 (62.3% of income before income taxes) in 2000 compared to $1,907,000 (41.2% of income before income taxes) in 1999.

The Company's net income for the year ended December 31, 2000 was $87,000, or $0.02 per basic share and $0.02 per diluted share, compared to $2,719,000, or $0.72 per basic share and $0.61 per diluted share for the comparable 1999 period. The decrease in net income in 2000 compared to 1999 was due substantially to the one-time charges incurred in connection with the Company's term securitization transaction in December 2000.

Although the one-time charges incurred in December 2000 resulted in lower earnings for the year, the term securitization facility has provided the Company with increased liquidity at reduced rates, which should allow the Company to continue its planned growth. In addition, the Company has effectively match funded significant portions of its total portfolio at favorable rates.

As discussed in Note L of the Notes to Consolidated Financial Statements, net profit contribution, representing income before interest and taxes, from the licensed professional financing segment was $22,644,000 for the year ended December 31, 2000 compared to $20,289,000 for the comparable period in 1999, a 12% increase. The increase was due to an increase in earned income on leases and notes to $44,113,000 in 2000 compared to $35,799,000 in 1999 and higher gain on sales of leases and notes of $12,078,000 in 2000 from $4,916,000 in 1999, offset by one time charges associated with the term securitization in December 2000 of $7,106,000, an increase in the provision for losses in 2000 to $8,528,000 from $4,376,000 in the prior year, and an increase in selling, general and administrative expenses to $17,913,000 in 2000 compared to $16,050,000 in 1999.

Net profit contribution (income before interest and taxes) from the commercial and industrial financing segment was $2,791,000 for the year ended December 31, 2000 compared to $2,974,000 for the comparable period in 1999, a 6% decrease. The decrease was due to an increase in selling, general and administrative expenses to $1,868,000 in 2000 compared to $1,665,000 in 1999 and an increase in the provision for losses in 2000 to $690,000 from $113,000 in 1999, offset by an increase in earned interest and fee income on notes to $5,349,000 in 2000 compared to $4,752,000 in 1999.

At December 31, 2000, the Company had approximately $119,000,000 of customer applications which had been approved but which had not yet resulted in a completed transaction, compared to approximately $104,000,000 of customer applications at December 31, 1999. Not all approved applications will result in a completed financing transaction with the Company.

FISCAL YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

Earned income from leases and notes for 1999 was $40,551,000 (including $4,752,000 from ACFC) as compared to $33,258,000 (including $4,916,000 from
ACFC) for 1998. This increase of approximately 22% was primarily due to an increase in net investment in leases and notes from 1998 to 1999. The increase in net investment in leases and notes resulted from an increase of approximately 24% in the Company's financing contract originations for fiscal 1999 to approximately $226,500,000 (including approximately $18,000,000 in ACFC line of credit originations, and excluding approximately $8,000,000 of initial direct costs) from approximately $182,000,000 (including approximately $23,000,000 in ACFC line of credit originations, and excluding approximately $6,000,000 of initial direct costs) for 1998. Pre-tax gains from sales of leases and notes increased to $4,916,000 in 1999 compared to $4,906,000 in 1998. This increase was caused by higher levels of sales activity in 1999, partially offset by lower margins associated with the current year asset sales. Earned income on leases and notes is primarily a function of interest on the Company's net investment in leases and notes which it owns. Earned income, which is net of amortization of initial direct costs, is recognized using the interest method over the life of the underlying lease and note contracts.

Interest expense, net of interest income on cash balances, was $18,637,000 (46.0% of earned income) in 1999, compared to $15,547,000 (46.7% of earned income) for 1998, an increase of 20%. The increase in net interest expense was primarily due to a 30% increase in debt levels from 1998 to 1999, which resulted from increased borrowings to finance the Company's increased financing contract originations.

Net financing margin (earned income less net interest expense) for fiscal year 1999 was $21,914,000 (54.0% of earned income) as compared to $17,711,000 (53.3%
of earned income) for 1998. The increase in amount was due to higher earnings on a higher balance of earning assets. The increase in percentage of earned income was due to a higher percentage of the portfolio being matched to lower interest rate debt during 1999 as compared to 1998.

The provision for losses for the year ended December 31, 1999 was $4,489,000 (11.1% of earned income) compared to $4,201,000 (12.6% of earned income) for the same period in 1998. The increase in amount resulted from higher levels of new financings in 1999 and the Company's continuing evaluation of its portfolio quality, loss history and allowance for losses. The allowance for losses at December 31, 1999 was $9,150,000 (2.5% of net investment in leases and notes) as compared to $7,350,000 (2.6% of net investment in leases and notes) at December 31, 1998. Net charge-offs were $2,689,000 in 1999 compared to $2,392,000 in
1998.

Selling, general and administrative expenses for fiscal year 1999 were $17,715,000 (43.7% of earned income) as compared to $14,897,000 (44.8% of earned income) for 1998. The increase in amount resulted from higher advertising and marketing related costs, an increase in consulting and professional fees associated with the design and implementation of a new interactive web site, as well as increased systems and administrative costs required to support higher levels of owned and serviced assets. The decrease as a percentage of earned income was the result of improved per unit costs on higher levels of originations and higher levels of owned portfolio assets.

The Company's income before income taxes for fiscal year 1999 was $4,626,000 compared to $3,519,000 for 1998. The provision for income taxes was $1,907,000 (41.2% of income before income taxes) in 1999 compared to $1,543,000 (43.9%) in 1998.

The Company's net income for the year ended December 31, 1999 was $2,719,000, or $0.72 per basic share and $0.61 per diluted share, compared to $1,976,000, or $0.53 per basic share and $0.47 per diluted share for the comparable 1998 period. The 38% increase in net income in 1999 over 1998 was due to higher earned income from leases and notes, higher gains on sales of assets, offset by increases in the provision for losses, higher selling, general and administrative expenses, and higher interest costs.

Net profit contribution, representing income before interest and taxes (see Note L to Notes to Consolidated Financial Statements) from the licensed professional financing segment was $20,289,000 for the year ended December 31, 1999 compared to $15,925,000 for the comparable period in 1998, a 27% increase. The increase was due to an increase in earned income on leases and notes to $35,799,000 in 1999 compared to $28,342,000 in 1998, higher gain on sales of leases and notes of $4,916,000 in 1999 from $4,906,000 in 1998, offset by an increase in the provision for losses in 1999 to $4,376,000 from $4,054,000 in the prior year, as well as an increase in selling, general and administrative expenses to $16,050,000 in 1999 compared to $13,269,000 in 1998.

Net profit contribution (income before interest and taxes) from the commercial and industrial financing segment was $2,974,000 for the year ended December 31, 1999 compared to $3,141,000 for the comparable period in 1998, a 5% decrease. The decrease was due to a decrease in earned interest and fee income on notes to $4,752,000 in 1999 compared to $4,916,000 in 1998, an increase in selling, general and administrative expenses to $1,665,000 in 1999 compared to $1,628,000 in 1998, offset by a decrease in the provision for losses in 1999 to $113,000 from $147,000 in 1998.

At December 31, 1999, the Company had approximately $104,000,000 of customer applications which had been approved but had not yet resulted in a completed transaction, compared to approximately $81,000,000 of such customer applications at December 31, 1998. Not all approved applications will result in a completed financing transaction with the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financing activities require substantial amounts of capital, and its ability to originate new financing contracts depends on the availability of cash and credit. The Company currently has access to credit under its Revolving Loan Agreement, the Equipment Receivables 2000-1 term securitization, its Bravo and Capital revolving securitization facilities, as well as bank loans secured by financing contracts. The Company also obtains cash from sales of its financing contracts under its securitization facilities and from lease and note payments received. Substantially all of the assets of HPSC and ACFC and the stock of ACFC have been pledged to HPSC's lenders as security under its various credit arrangements. Borrowings under the securitizations are secured by financing contracts, including the amounts receivable thereunder and the collateral securing the financing contracts.

The securitizations are limited recourse obligations of the Company, structured so that the cash flow from the securitized financing contracts services the debt. In these limited recourse transactions, the Company retains some risk of loss because it shares in any losses incurred and it may forfeit the residual interest, if any, that it has in the securitized financing contracts should defaults occur. The Company's borrowings under the Revolving Loan Agreement are full recourse obligations of the Company. Borrowings under the Revolving Loan Agreement are used to fund certain ACFC asset based lines of credit as well as to temporarily warehouse new financing contracts entered into by the Company. The warehouse borrowings are repaid with the proceeds obtained from other full or limited recourse permanent financings and from cash flows generated from the Company's financing transactions. Borrowings under the Equipment Receivables 2000-1 term securitization are used to finance certain ACFC asset based lines of credit as well as a portion of the leases and notes originated by the Company.

At December 31, 2000, the Company had $117,215,000 in cash, cash equivalents and restricted cash as compared to $16,280,000 at the end of 1999. As described in Note C to the Company's Consolidated Financial Statements, a significant portion of this cash was restricted pursuant to various financing agreements. Components of restricted cash at December 31, 2000 and 1999 were as follows:

                                                                          DECEMBER 31,       DECEMBER 31,
                                                                              2000               1999
                                                                            --------            -------
(IN THOUSANDS)
   Cash collections- Bravo.............................................     $  5,738            $ 7,448
   Cash collections- Capital...........................................          ---              7,476
   Cash collections- ER 2000-1 LLC I...................................          ---                ---
   Cash collections- ER 2000-1 LLC II..................................        4,675                ---
   Prefunding arrangements- ER 2000-1..................................       95,218                ---
   Capitalized interest- ER 2000-1.....................................        1,049                ---
   Amounts required for initial interest payment- ER 2000-1............        2,735                ---
   Cash escrow- ER 2000-1 swap agreement...............................        1,002                ---
   Cash reserves- ER 2000-1............................................        5,085                ---
                                                                            --------            -------
      Total............................................................     $115,502            $14,924
                                                                            --------            -------


The Equipment Receivables 2000-1 term securitization agreement provided for a portion of the initial proceeds from the issuance of the notes to be prefunded to the Equipment Receivables 2000-1 term securitization special purpose subsidiaries, ER 2000-1 LLC I and ER 2000-1 LLC II. This prefunding, in the amount of $95,218,000, is to be used in subsequent periods to acquire additional financing contracts from the Company, at which time the restrictions on the cash will be removed. The prefunding period expired on March 19, 2001, at which time approximately $3,800,000 remained unused for the purpose of acquiring contracts from the Company and was used to prepay principal on the notes issued by ER 2000-1 LLC I and ER 2000-1 LLC II. Capitalized interest, in the amount of $1,049,000, represents a portion of the proceeds from the initial issuance of the notes reserved to service the interest requirements to the noteholders on prefunding debt outstanding during the prefunding period. The Company also had $2,735,000 in cash restricted for the purpose of servicing the interest on the notes for the initial interest accrual period which ended January 22, 2001. At the time of entering into the interest rate swap contracts, the Company deposited $1,000,000 into an interest bearing cash escrow account at Fleet National Bank as collateral on the swap contracts. The provisions of the Equipment Receivables 2000-1 term securitization further require that certain cash reserves be maintained to fund, to the extent necessary, any deficiencies in the monthly amounts to be paid with respect to the notes. At December 31, 2000, these cash reserves totaled $5,085,000.

Cash provided by operating activities was $8,075,000 for the year ended December 31, 2000 compared to $10,753,000 in 1999 and $8,646,000 in 1998. The significant components of cash provided by operating activities in 2000 as compared to 1999 were net income of $87,000 in 2000 compared to $2,719,000 in 1999, adjusted for a decrease in accounts payable and accrued liabilities of $1,060,000 in 2000 compared to an increase of $2,068,000 in 1999, an increase in the provision for losses to $9,218,000 in 2000 compared to $4,489,000 in 1999, increased gains on sales of leases in 2000 of $12,078,000 compared to $4,916,000 in 1999, and a decrease in deferred income taxes of $207,000 compared to an increase of $1,096,000 in 1999. The Company's net income for 2000 also includes the effects of one-time charges of $7,106,000 associated with the closing of the term asset securitization transaction.

Cash used in investing activities was $7,343,000 for the year ended December 31, 2000 compared to $81,572,000 in 1999 and $63,756,000 in 1998. The primary components of cash used in investing activities for 2000 as compared to 1999 were an increase in originations of lease contracts and notes receivable to $251,206,000 in 2000 from $209,653,000 in 1999, offset by an increase in portfolio receipts of $89,402,000 in 2000 from $77,309,000 in 1999, an increase in proceeds from sales of lease contracts and notes receivable of $144,115,000 in 2000 from $54,390,000 in 1999, and a decrease in notes receivable of $1,038,000 in 2000 compared with an increase of $2,857,000 in 1999. The Company also received net proceeds in 2000 of $9,804,000 from the ER 2000-1 term securitization upon the negotiated reacquisition and resale of certain lease contracts and notes receivable due in installments.

Cash provided by (used in) financing activities was ($375,000) for the year ended December 31, 2000 compared to $67,592,000 in 1999 and $57,556,000 in 1998.
The significant components of cash provided by (used in) financing activities in 2000 as compared to 1999 were an increase in proceeds from the issuance of senior notes pursuant to the ER 2000-1 term securitization in 2000, net of debt issuance costs, of $352,645,000, and an increase in proceeds from issuance of other senior notes, net of debt issuance costs, in 2000 of $173,519,000 from $128,051,000 in 1999. These are offset by repayments of senior notes pursuant to the ER 2000-1 term securitization in 2000 of $35,535,000, repayment of other senior notes of $365,351,000 in 2000 compared to $75,147,000 in 1999, net repayments from revolving notes payable of $21,000,000 in 2000 compared to net proceeds of $21,000,000 in 1999, an increase in restricted cash of $100,578,000 in 2000 compared to $5,336,000 in 1999, and from swap breakage costs of $3,988,000 in 2000 associated with terminated borrowings in the Bravo and Capital Facilities.

In December 2000, the Company completed a $527,106,000 private placement term securitization. The securitization, referred to as the Equipment Receivables 2000-1, was underwritten by Credit Suisse First Boston Corporation. The Company, along with subsidiaries ACFC, Bravo, and Capital, transferred certain leases and notes to the newly formed special purpose entities, ER 2000-1 LLC I and ER 2000-1 LLC II. HPSC, Bravo, Capital and ACFC sold their leases and notes to ER 2000-1 LLC I and pledged their leases and notes to ER 2000-1 LLC II as collateral for a loan. ER 2000-1 LLC I and ER 2000-1 LLC II issued notes to finance the purchase of, and loan against the collateral consisting of leases and notes transferred from HPSC, ACFC, Bravo and Capital. The proceeds of the purchase and loan were used to retire senior notes and other obligations outstanding in both the Bravo and Capital Facilities as well as to pay down amounts outstanding under the Revolving Loan Agreement. The securitization further provided for a portion of the initial proceeds from the issuance of the notes to be prefunded to ER 2000-1 LLC I and ER 2000-1 LLC II. The cash, which was placed in a restricted cash account, can be utilized in subsequent periods for the sole purpose of acquiring additional financing contracts from the Company. Upon subsequent purchase or loan against the collateral consisting of the leases and notes, the restrictions on the cash will be removed and will be available for use by the Company. As of December 31, 2000, such prefunded restricted cash totaled approximately $95,218,000. The prefunding period expired March 19, 2001, at which time approximately $3,800,000 remained unused for the purpose of acquiring subsequent contracts and was treated as a prepayment of principal on the notes. The Company is the servicer of the portfolio, subject to its meeting certain covenants. Monthly payments of principal and interest on the ER 2000-1 Notes are made from regularly scheduled collections generated from the underlying lease and note portfolio. Under certain circumstances, the Company may be obligated to advance its own funds for amounts due on the notes in the event an obligor fails to remit a payment when due. Such advances are reimbursed to the servicer, plus accrued interest thereon, from available funds upon subsequent collection from the obligor. Within certain defined limitations, the Company may also substitute contracts contributed to the securitization. The priority of payment of the notes is in alphabetical order, i.e., Class A, Class B-1, etc. As a hedge against interest rate risk related to its variable rate obligations on the notes, ER 2000-1 entered into interest rate swap contracts with Fleet National Bank as the swap counterparty. The interest rate swap contracts have the effect of converting the Company's interest payments on the Class A and Class B-1 notes from a variable rate of interest to a fixed rate, thereby locking in spreads on the Company's financing portfolio. Approximately 5% of the original collateral contributed to ER 2000-1 comprised revolving lines of credit originated by ACFC. It is currently the intention of the Company to finance the renewals on these ACFC lines of credit through the Revolver.

In May 1999, the Company executed the Third Amendment to the Third Amended and Restated Revolving Loan Agreement with Fleet National Bank (formerly BankBoston) as Managing Agent, providing the Company with availability up to $90,000,000, through May 2000. In May 2000, the Company signed a Fourth Amended and Restated Credit Agreement with Fleet National Bank (the "Revolving Loan Agreement" or "Revolver"), upon substantially the same terms and conditions, through May 2001. Under the Revolver, the Company may borrow at variable rates of prime and at LIBOR plus 1.35% to 1.50%, depending on compliance with certain performance covenants. At December 31, 2000, the Company had $49,000,000 outstanding under the Revolver and $41,000,000 available for borrowing, subject to borrowing base limitations. The Revolver is not currently hedged and, therefore, is exposed to upward movements in interest rates. In March 2001, the Revolver was amended, effective December 31, 2000, to modify the Company's tangible net worth, interest coverage, and leverage ratio covenant requirements, primarily to permit the costs incurred by the Company in connection with its ER 2000-1 term securitization in December 2000. The Company is currently in discussion with Fleet National Bank regarding extension of the Revolver beyond May 2001.

In June 1998, the Company, along with its wholly-owned, special-purpose subsidiary Bravo Funding Corp. ("Bravo"), signed an amended revolving credit facility (the "Bravo Facility") structured and guaranteed by MBIA, Inc. The Bravo Facility provided the Company with available borrowings up to $225,000,000. In March 2000, the Bravo Facility was amended to provide the Company with availability up to $347,500,000 upon substantially the same terms and conditions. This facility was subsequently increased to $397,500,000 in May 2000. Under the terms of the Bravo Facility, Bravo, to which the Company contributes certain of its portfolio assets, pledges or sells its interests in these assets to a commercial paper conduit entity. Bravo incurs interest at variable rates in the commercial paper market and enters into interest rate swap contracts to assure fixed rate funding. Monthly settlements of principal and interest payments are made from the collection of payments on Bravo's portfolio. The Company is the servicer of the Bravo portfolio, subject to its meeting certain covenants. The required monthly payments of principal and interest to purchasers of the commercial paper are guaranteed by MBIA pursuant to the terms of the Bravo Facility. In December 2000, the Company repaid a substantial portion of outstanding borrowings in the Bravo Facility with the proceeds received from the issuance of the Equipment Receivables 2000-1 term securitization notes. At December 31, 2000, the Company had a total of $56,971,000 outstanding under the loan and sale portions of the Bravo Facility ($19,955,000 in loans and $37,016,000 in sales), and in connection with these borrowings and sales, had three separate interest rate swap contracts with Fleet National Bank with a total notional value of $44,230,000. The Company anticipates that it will continue to use the Bravo Facility to meet a portion of its financing requirements. At December 31, 2000, the Company was not in compliance with its tangible net worth, interest coverage, and leverage ratio covenant requirements as a result of costs incurred related to the ER 2000-1 asset securitization transaction. The Company has obtained a waiver of these requirements and intends to work with its lenders to obtain an amendment to these covenants in 2001.

The Company periodically enters into secured, fixed rate, fixed term loan agreements with various banks for purposes of financing portions of its operations. The loans are generally subject to certain recourse and performance covenants. At December 31, 2000 and 1999, the Company had outstanding borrowings under such loan agreements of approximately $15,673,000 and $10,383,000, respectively. At December 31, 2000, annual interest rates on outstanding borrowings ranged from 6.5% to 8.0%.

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

In April 1998, the Company, along with its wholly-owned, special-purpose subsidiary, HPSC Capital Funding, Inc. ("Capital"), signed an Amended Lease Receivable Purchase Agreement with EagleFunding Capital Corporation ("Eagle"). The revolving credit facility (the "Capital Facility") provided the Company with available borrowings up to $150,000,000. In April 1999, the Capital Facility was renewed under substantially the same terms and conditions, providing the Company availability up to $125,000,000. Under the terms of the Capital Facility, Capital, to which the Company contributes certain of its portfolio assets, pledges or sells its interests in these assets to Eagle, a commercial paper conduit entity. Capital borrows at variable rates in the commercial paper market and enters into interest rate swap contracts to assure fixed rate funding. Monthly settlements of the borrowing base and any applicable principal and interest payments are made from collections of Capital's portfolio. The Company is the servicer of the Capital portfolio, subject to its meeting certain covenants regarding Capital's portfolio performance and borrowing base calculations. The required monthly payments of principal and interest to purchasers of the commercial paper are guaranteed by Fleet National Bank pursuant to the terms of the Capital Facility. In December 2000, the Company repaid all outstanding borrowings in the Capital Facility with the proceeds received from the issuance of the Equipment Receivables 2000-1 term securitization notes. The Capital Facility and its associated line of credit are currently still available to the Company.

In September 1998, the Company initiated a stock repurchase program under which up to 175,000 shares of the Company's common stock may be repurchased from a pool of up to $1,700,000, subject to market conditions. In December 1999, the Company's Board of Directors approved an increase in this program to include an additional 250,000 shares of the Company's common stock or up to the maximum dollar limitations as set forth under the Company's Revolving Loan Agreement and Senior Subordinated Notes. On December 14, 2000, the Company's Board of Directors again approved an increase in this program to include an additional 250,000 shares of the Company's common stock subject to the same dollar limitations. Based on such limitations and market values at December 31, 2000, the Company may repurchase up to an additional 250,000 shares of its common stock. No time limit has been established for the duration of the repurchase program. The Company expects to use the repurchased stock to meet current and future requirements of its employee stock plans. In 2000, the Company repurchased an aggregate of 27,977 shares of its common stock for approximately $218,000.

Management believes that the Company's liquidity, resulting from the availability of credit under the Revolver Agreement, the Bravo and Capital Facilities, the proceeds received from the Equipment Receivables 2000-1 term securitization, and loans from various savings banks, along with cash obtained from the sales of its financing contracts and from internally generated revenues is adequate to meet current obligations and future projected levels of financings and to carry on normal operations. In order to adequately finance its anticipated growth, the Company will continue to seek to raise additional capital from bank and non-bank sources, make selective use of asset sale transactions in 2001 and utilize its current credit facilities. The Company expects that it will be able to obtain additional capital at competitive rates, but there can be no assurance it will be able to do so.


Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company temporarily funds its new fixed rate financing contracts through variable rate revolving credit borrowings until permanent fixed rate financing is obtained through its securitization facilities. The Company is exposed to interest rate changes between the time a new financing contract is approved and the time the permanent, fixed-rate financing is completed, thereby locking in financing spreads. The Company mitigates this exposure by obtaining such permanent financing generally within 60 days of the activation date of the new financing contract and believes it will be able to continue this operating strategy.

The Company manages its exposure to interest rate risk by entering into interest rate swap contracts as a hedge against variable interest rates incurred through its commercial paper securitization facilities as well as on its Class A and Class B-1 notes in its term securitization transaction. These swap agreements have the effect of converting the Company's debt from securitizations from a variable rate to a fixed rate. Changes in interest rates would result in unrealized gains or losses in the market value of the fixed rate debt to the extent of differences between current market rates and the actual stated rates for these debt instruments. At December 31, 2000, the mark-to-market value of all interest rate swap contracts outstanding was approximately $2,985,000 against the Company. Assuming a hypothetical 10% reduction in interest rates from current weighted average swap rates, the mark-to-market value of the swap agreements against the Company would have changed by approximately $5,724,000 at December 31, 2000.

The carrying value of the Company's fixed rate debt at December 31, 2000 was $375,446,000. Assuming this debt was to be discounted using the fixed rate received by the Company on its most recent securitization transaction in December 2000, the estimated fair value of this debt would have been approximately $375,513,000. The Company's variable rate debt at December 31, 2000 was $49,000,000, which approximated fair value. Sensitivity analysis is utilized to determine the impacts that market risk exposures may have on fair values of the Company's debt instruments. Assuming a hypothetical 10% change in interest rates from current weighted average debt rates, the fair value of the Company's fixed rate debt would have changed by approximately $4,776,000 at December 31, 2000. The effect of a hypothetical 10% change in interest rates on the Company's variable rate debt would have changed the Company's consolidated interest expense by approximately $377,000 for the year ended December 31, 2000.

The Company's portfolio of financing contracts originated in its licensed professional financing segment are fixed rate, non-cancelable, full payout leases and notes receivable due in installments. At December 31, 2000, the carrying value of these assets, including the retained interest of sold assets, was approximately $329,809,000. Assuming the anticipated future cash flows associated with these assets were discounted at current rates applied to similar contracts, the estimated fair value of these assets would have approximated $322,585,000 at December 31, 2000. Assuming implicit rates changed by a hypothetical 10% from current weighted average implicit rates, the fair value of the Company's fixed rate financing contracts would have changed by approximately $4,227,000 at December 31, 2000.

The Company's variable rate assets generally comprise financing contracts originated by its commercial asset-based lending subsidiary, ACFC. These financing agreements are structured as variable rate lines of credit extended to various commercial and industrial entities, collateralized by accounts receivable, inventory, or fixed assets, generally for periods of two to three years. At

December 31, 2000, the carrying value of these assets was approximately $36,553,000, which approximated fair value. The effect of a hypothetical 10% change in interest rates on the Company's variable rate financing contracts would have changed the Company's consolidated interest income by approximately $548,000 for the year ended December 31, 2000.

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

                             CERTAIN CONSIDERATIONS

Dependence on Funding Sources; Restrictive Covenants. The Company's financing activities are capital intensive. The Company's revenues and profitability are related directly to the volume of financing contracts it originates. To generate new financing contracts, the Company requires access to substantial short- and long-term credit. To date, the Company's principal sources of funding for its financing transactions have been (i) a revolving credit facility with Fleet Bank, as Agent, for borrowing up to $90 million (the "Revolver"), (ii) $523 million in limited recourse revolving credit facilities with Bravo and Capital,
(iii) a term asset securitization of $527 million completed in December 2000;
(iv) fixed-rate, full recourse term loans from several savings banks, (v) specific recourse sales of financing contracts to savings banks and other purchasers, (vi) the issuance of Subordinated Debt in 1997 and (vii) the Company's internally generated revenues. The Company's Revolver provides availability through May 2001 at which time the Company plans to renew the facility for another year. However, there can be no assurance that it will be able to renew or extend the Revolver or to complete additional asset securitizations or to obtain other additional financing when needed and on acceptable terms. The Company would be adversely affected if it were unable to continue to secure sufficient and timely funding on acceptable terms. The agreement governing the Revolver (the "Revolver Agreement") contains numerous financial and operating covenants. There can be no assurance that the Company will be able to comply with these covenants, and failure to meet such covenants or a failure to amend or waive compliance would result in a default under the Revolver Agreement. Moreover, the Company's financing arrangements with Bravo and Capital and the savings banks described above incorporate the covenants and default provisions of the Revolver Agreement. The term asset securitization facility also contains covenants and default provisions as does the Indenture governing the Company's Senior Subordinated Notes issued in 1997. Thus, any material default that is not amended or waived under any of these agreements will likely result in a default under most or all of the Company's financing arrangements. In addition, the Senior Subordinated Note Indenture contains certain limits on the Company's ability to incur senior debt.

Securitization Recourse; Payment Restriction and Default Risk. As part of its overall funding strategy, the Company utilizes asset securitization transactions with wholly-owned, bankruptcy-remote subsidiaries to seek fixed rate, matched-term financing. The Company transfers financing contracts to these subsidiaries which, in turn, either pledge or sell the contracts to third parties. The third parties' recourse with regard to the pledge or sale is limited to the contracts sold to the subsidiary. If the contract portfolio of these subsidiaries does not perform within certain guidelines, the subsidiaries must retain or "trap" any monthly cash distribution to which the Company might otherwise be entitled. This restriction on cash distributions could continue until the portfolio performance returns to acceptable levels (as defined in the relevant agreements), which restriction could have a negative impact on the cash flow available to the Company. In the event of a "payment trap", there can be no assurance that the portfolio performance would return to acceptable levels or that the payment restrictions would be removed.

Customer Credit Risks. The Company maintains an allowance for doubtful accounts in connection with payments due under financing contracts originated by the Company (whether or not such contracts have been securitized, held as collateral for loans to the Company or sold) at a level which the Company deems sufficient to meet future estimated uncollectible receivables, based on an analysis of the delinquencies, problem accounts, and overall risks and probable losses associated with such contracts, together with a review of the Company's historical credit loss experience. There can be no assurance that this allowance will prove to be adequate. Failure of the Company's customers to make scheduled payments under their financing contracts could require the Company to
(i) make payments in connection with its recourse loan and asset sale transactions, (ii) lose its residual interest in any underlying equipment or
(iii) lose collateral pledged as security for the Company's limited recourse asset securitizations. In addition, although the charge-offs on the portfolio of the Company were less than 1% of the Company's average net investment in leases and notes owned and managed for 2000, any increase in such losses or in the rate of payment defaults under the financing contracts originated by the Company could adversely affect the Company's ability to obtain additional financing, including its ability to complete additional asset securitizations and secured asset sales or loans. There can be no assurance that the Company will be able to maintain or reduce its current level of credit losses.

Competition. The Company operates in highly competitive markets. The Company competes for customers with a number of national, regional and local finance companies, including those which, like the Company, specialize in financing for healthcare providers. In addition, the Company's competitors include those equipment manufacturers which finance the sale or lease of their products themselves, other leasing companies and other types of financial services companies such as commercial banks and savings and loan associations. Many of the Company's competitors and potential competitors possess substantially greater financial, marketing and operational resources than the Company. Moreover, the Company's future profitability will be directly related to its ability to obtain capital funding at favorable funding rates as compared to the capital costs of its competitors. The Company's competitors and potential competitors include many larger, more established companies that have a lower cost of funds than the Company and access to capital markets and to other funding sources that may be unavailable to the Company. There can be no assurance that the Company will be able to continue to compete successfully in its targeted markets.

Equipment Market Risk. The demand for the Company's equipment financing depends upon various factors not within its control. These factors include general economic conditions, including the effects of recession or inflation, and fluctuations in supply and demand related to, among other things, (i) technological advances in and economic obsolescence of equipment and (ii) government regulation of equipment and payment for healthcare services. Changes in the reimbursement policies of the Medicare and Medicaid programs and other third-party payors, such as insurance companies, as well as changes in the reimbursement policies of managed care organizations, such as health maintenance organizations, may also affect demand for medical and dental equipment and, accordingly, may have a material adverse effect on the Company's business, operating results and financial condition.

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

Residual Value Risk. At the inception of its equipment leasing transactions, the Company estimates what it believes will be the fair market value of the financed equipment at the end of the initial lease term and records that value (typically 10% of the initial purchase price) on its balance sheet. The Company's results of operations depend, to some degree, upon its ability to realize these residual values (as of December 31, 2000, the estimated residual value of equipment at the end of the lease term was approximately $22 million, representing approximately 5% of the Company's total assets). Realization of residual values depends on many factors, several of which are not within the Company's control, including, but not limited to, general market conditions at the time of the lease expiration; any unusual wear and tear on the equipment; the cost of comparable new equipment; the extent, if any, to which the equipment has become technologically or economically obsolete during the contract term; and the effects of any new government regulations. If, upon the expiration of a lease contract, the Company sells or refinances the underlying equipment and the amount realized is less than the original recorded residual value for such equipment, a loss reflecting the difference will be recorded on the Company's books. Failure to realize aggregate recorded residual values could have an adverse effect on the Company's business, operating results and financial condition.

Sales of Receivables. As part of the Company's portfolio management strategy and as a source of funding of its operations, the Company has sold selected pools of its lease contracts and notes receivable due in installments to a number of savings banks and as part of the Bravo, Capital and term asset securitization facilities. Each of these sale transactions is subject to certain covenants that may require the Company to (i) repurchase financing contracts and/or make payments under certain circumstances, including the delinquency of the underlying debtor, and (ii) service the underlying financing contracts. The Company carries a reserve for each transaction in its allowance for losses and recognizes a gain that is included for accounting purposes in net revenues for the year in which the sale transaction is completed. Each of these securitization transactions has financial and operating covenants which are the same as or similar to those contained in the Revolver Agreement. Thus, a material default under any agreement is likely to be a default under most or all of the Company's other financing agreements. The Company may enter into additional agreements for the sale of its financing contracts in the future in order to manage its liquidity. The level of reserves established by the Company in relation to its sold financing contracts may prove to be inadequate. There can be no assurance that the Company will be able to continue to sell its leases and notes or that the sales in the future will generate gain recognition that is comparable to that recognized in the past.

Dependence on Sales Representatives. The Company is, and its growth and future revenues are, dependent in a large part upon (i) the ability of the Company's sales representatives to establish new relationships, and maintain existing relationships, with equipment vendors, distributors and manufacturers and with healthcare providers and other customers and (ii) the extent to which such relationships lead equipment vendors, distributors and manufacturers to promote the Company's financing services to potential purchasers of their equipment. As of December 31, 2000, the Company had 21 field sales representatives and 15 in-house sales personnel. Although the Company is not materially dependent upon any one sales representative, the loss of a group of sales representatives could, until appropriate replacements were obtained, have a material adverse effect on the Company's business, operating results and financial condition.

Dependence on Current Management. The operations and future success of the Company are dependent upon the continued efforts of the Company's executive officers, two of whom are also directors of the Company. The loss of the services of any of these key executives could have a material adverse effect on the Company's business, operating results and financial condition.

Fluctuations in Quarterly Operating Results. The Company has historically experienced fluctuating quarterly revenues and earnings due to varying portfolio performance and operating and interest costs. Given the possibility of such fluctuations, the Company believes that quarterly comparisons of the results of its operations during any fiscal year are not necessarily meaningful and that results for any one fiscal quarter should not be relied upon as an indication of future performance.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item together with the Independent Auditors' Report are included on pages F-1 through F-28 of this Annual Report on Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from the sections captioned "PROPOSAL ONE -- ELECTION OF DIRECTORS -- Nominees for Class II Directors," " - Members of the Board of Directors Continuing in Office" and "
- Other Executive Officers" and "VOTING SECURITIES - Section 16(a) Beneficial Ownership Reporting Compliance" in the 2001 Proxy Statement to be filed before April 30, 2001.

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the sections captioned "EXECUTIVE COMPENSATION - Summary Compensation Table," " - Stock Loan Program," " - Supplemental Executive Retirement Plan," " - Option Grants in Last Fiscal Year," " - Aggregated Option Exercises and Year-End Option Values," " - Employment Agreements, Termination of Employment and Change in Control Arrangements" and " - Compensation of Directors" in the 2001 Proxy Statement to be filed before April 30, 2001.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the section captioned "VOTING SECURITIES -- Share Ownership of Certain Beneficial Owners and Management" in the 2001 Proxy Statement to be filed before April 30, 2001.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the section captioned "VOTING SECURITIES - Certain Transactions" in the 2001 Proxy Statement to be filed prior to April 30, 2001.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)  2. FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules have been omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

(a)  3. EXHIBITS

EXHIBIT
   NO.                         TITLE                                                        METHOD OF FILING
 3.1    Restated Certificate of Incorporation of HPSC, Inc            Incorporated by reference to Exhibit 3.1 to HPSC's
                                                                      Annual Report on Form 10-K for the fiscal year ended
                                                                      December 31, 1995

 3.2    Certificate of Amendment to Restated Certificate of           Incorporated by reference to Exhibit 3.2 to HPSC's
        Incorporation of HPSC, Inc. filed in Delaware on              Annual Report on Form 10-K for the fiscal year ended
        September 14, 1987                                            December 31, 1995

 3.3    Certificate of Amendment to Restated Certificate of           Incorporated by reference to Exhibit 3.3 to HPSC's
        Incorporation of HPSC, Inc. filed in Delaware on              Annual Report on Form 10-K for the fiscal year ended
        May 22, 1995                                                  December 31, 1995.

 3.4    Amended and Restated By-Laws                                  Incorporated by reference to Exhibit 3.1 to HPSC's
                                                                      Quarterly Report on Form 10-Q for the quarter ended
                                                                      September 30, 1999.

 4.1    Amended and Restated Rights Agreement dated as of September   Incorporated by reference to Exhibit 4.1 to HPSC's
        16, 1999 between the Company and The First National Bank of   Current Report on Form 8-K filed November 5, 1999.
        Boston, N.A.

*10.1   HPSC, Inc. Stock Option Plan, dated March 5, 1986             Incorporated by reference to Exhibit 10.6 to HPSC's
                                                                      Annual Report on Form 10-K for the fiscal year ended
                                                                      December 30, 1989

*10.2   HPSC, Inc. Employee Stock Ownership Plan Agreement dated      Incorporated by reference to Exhibit 10.9 to HPSC's
        December 22, 1993 between HPSC, Inc. and John W. Everets      Annual Report on Form 10-K for the fiscal year ended
        and Raymond R Doherty, as trustees                            December 25, 1993

*10.3   First Amendment effective January 1, 1993 to HPSC, Inc.       Incorporated by reference to Exhibit 10.2 to HPSC's
        Employee Stock Ownership Plan                                 Quarterly Report on Form 10-Q for the quarter ended
                                                                      June 25, 1994

*10.4   Second Amendment effective January 1, 1994 to HPSC, Inc.      Incorporated by reference to Exhibit 10.11 to HPSC's
        Employee Stock Ownership Plan                                 Annual Report on  Form 10-K for the fiscal year
                                                                      ended December 31, 1994

*10.5   Third Amendment effective January 1, 1993 to HPSC, Inc.       Incorporated by reference to Exhibit 10.12 to HPSC's
        Employee Stock Ownership Plan                                 Annual Report on Form 10-K for the fiscal year ended
                                                                      December 31, 1994

*10.6   HPSC, Inc. 1994 Stock Plan dated as of March 23, 1994 and     Incorporated by reference to Exhibit 10.4 to HPSC's
        related forms of Nonqualified Option Grant and Option         Quarterly Report on Form 10-Q for the quarter ended
        Exercise Form                                                 June 25, 1994

*10.7   Amended and Restated HPSC, Inc. 1995 Stock Incentive Plan     Incorporated by reference to Exhibit 10.27 to HPSC's
                                                                      Annual Report on Form 10-K for the fiscal year ended
                                                                      December 31, 1995

*10.8   First Amendment to HPSC, Inc. Amended and Restated 1995       Incorporated by reference to Exhibit 10.2 to HPSC's
        Stock Incentive Plan                                          Quarterly Report on Form 10-Q for the quarter ended
                                                                      June 30, 1999

*10.9   HPSC, Inc. Amended and Restated 1998 Stock Incentive Plan     Incorporated by reference to Exhibit 10.1 to HPSC's
                                                                      Quarterly Report on Form 10-Q for the quarter ended
                                                                      June 30, 1999

*10.10  HPSC, Inc. 2000 Stock Incentive Plan                          Incorporated by reference to Exhibit 10. to HPSC's
                                                                      Quarterly Report on Form 10-Q for the quarter ended
                                                                      June 30, 2000

*10.11  HPSC, Inc. Amended Outside Directors Stock Bonus Plan         Filed herewith

*10.12  Amended and Restated Stock Loan Program                       Filed herewith

*10.13  Stock Option grant to Lowell P. Weicker                       Incorporated by reference to effective December 7,
                                                                      1995 Exhibit 10.28 to HPSC's Annual Report on Form
                                                                      10-K for the fiscal year ended December 31, 1995

*10.14  HPSC, Inc. Supplemental Executive Retirement Plan dated as    Incorporated by reference to Exhibit 10.12 to HPSC's
        of January 1, 1997                                            Annual Report on Form 10-K for the fiscal year-ended
                                                                      December 31, 1997

*10.15  First Amendment dated March 15, 1999 to HPSC, Inc.            Incorporated by reference to Exhibit 10.12 to HPSC's
        Supplemental Executive Retirement Plan dated as of January    Annual Report on Form 10-K for the fiscal year-ended
        1, 1997                                                       December 31, 1998

*10.16  Second Amendment to HPSC, Inc. Supplemental Executive         Incorporated by reference to Exhibit 10.3 to HPSC's
        Retirement Plan                                               Quarterly Report on Form 10-Q for the quarter ended
                                                                      June 30, 1999

*10.17  Third Amendment to HPSC, Inc. Supplemental Executive          Incorporated by reference to Exhibit 10.15 HPSC's
        Retirement Plan                                               Annual Report on Form 10-K for the fiscal year ended
                                                                      December 31, 1999

*10.18  Fourth Amendment to the HPSC, Inc. Supplemental Executive     Incorporated by reference to Exhibit 10.6 to HPSC's
        Retirement Plan, dated August 10, 2000                        Quarterly Report Form 10-Q for the quarter ended
                                                                      June 30, 2000

*10.19  HPSC, Inc. 1998 Executive Bonus Plan                          Incorporated by reference to Exhibit 10.32 to HPSC's
                                                                      Annual Report on Form 10-K for the fiscal

                                                                      year ended December 31, 1998

*10.20  HPSC, Inc. 401(k) Plan dated February, 1993 between HPSC,     Incorporated by reference to Exhibit 10.15 to HPSC's
        Inc. and Metropolitan Life Insurance Company                  Annual Report on Form 10-K for the fiscal year ended
                                                                      December 25, 1993

*10.21  Amended and Restated Employment Agreement between HPSC,       Incorporated by reference to Exhibit 10.7 to HPSC's
        Inc. and John W. Everets dated August 4, 2000                 Quarterly Report on Form 10-Q for the quarter ended
                                                                      June 30, 2000

*10.22  Amended and Restated Employment Agreement between HPSC,       Incorporated by reference to Exhibit 10.8 to HPSC's
        Inc. and Raymond R. Doherty dated August 4, 2000              Quarterly Report on Form 10-Q for the quarter ended
                                                                      June 30, 2000

*10.23  Amended and Restated Employment Agreement between HPSC,       Incorporated by reference to Exhibit 10.9 to HPSC's
        Inc. and Rene Lefebvre dated August 4, 2000                   Quarterly Report on Form 10-Q for the quarter ended
                                                                      June 30, 2000

10.24   Lease dated as of March 8, 1994 between the Trustees of 60    Incorporated by reference to Exhibit 10.1 to HPSC's
        State Street Trust and HPSC, Inc., dated September 10, 1970   Annual Report on Form 10-K for the fiscal year ended
        and relating to the principal executive offices of HPSC,      December 31, 1994
        Inc. at 60 State Street, Boston, Massachusetts

10.25   Second Amendment, dated May 1998, to Lease dated as of        Incorporated by reference to Exhibit 10.2 to HPSC's
        March 8, 1994 between the Trustees of 60 State Street Trust   Annual Report on Form 10-K for the fiscal year ended
        and HPSC, Inc., dated September 10, 1970 and relating to      December 31, 1999
        the principal executive offices of HPSC, Inc. at 60 State
        Street, Boston, Massachusetts

10.26   Fourth Amended and Restated Credit Agreement dated May 12,    Incorporated by reference to Exhibit 10.14 to
        2000 among HPSC, Inc. and Fleet National Bank individually    HPSC's Quarterly Report on Form 10-Q for the
        and as Agent, and the Banks named therein                     quarter ended June 30, 2000

10.27   First Amendment dated as of November 1, 2000 to Fourth      Filed herewith.
        Amended and Restated Credit Agreement dated May 12, 2000
        among HPSC, Inc., American Commercial Finance Corporation
        and Fleet National Bank individually and as Agent, and the
        Banks named therein.

10.28   Purchase and Contribution Agreement dated as of January 31,   Incorporated by reference to Exhibit 10.31 to HPSC's
        1995 between HPSC, Inc. and HPSC Bravo Funding Corp.          Annual Report on Form 10-K for the fiscal year ended
                                                                      December 31, 1994

10.29   Amended and Restated Purchase and Contribution Agreement,     Incorporated by reference to Exhibit 10.1 to HPSC's
        dated March 31, 2000, between HPSC, Inc. and HPSC Bravo       Quarterly Report on Form 10-Q for the quarter ended
        Funding Inc.                                                  March 31, 2000

10.30   Amendment No. 1 to Amended and Restated Purchase and          Incorporated by reference to Exhibit 10.5 to HPSC's
        Contribution Agreement dated as of June 16, 2000, between     Quarterly Report on Form 10-Q for the quarter ended
        HPSC, Inc. and HPSC Bravo Funding Corp.                       June 30, 2000

10.31   Credit Agreement dated as of January 31, 1995 among HPSC
        Incorporated by reference to Exhibit 10.32 to HPSC's Bravo
        Funding Corp., Triple-A One Funding Corporation, as Annual
        Report on Form 10-K for the fiscal year ended lender, and CapMAC, as Administrative Agent and as December 31, 1994
        Collateral Agent

10.32   Amended and Restated Lease Receivable Purchase Agreement,     Incorporated by reference to Exhibit 10.2 to HPSC's
        dated March 31, 2000 by and among HPSC Bravo Funding Inc.,    Quarterly Report on Form 10-Q for the quarter ended
        HPSC, Inc., Triple-A One Funding Corporation and Capital      March 31, 2000
        Markets Assurance Corporation

10.33   Agreement to furnish copies of Omitted Exhibits to Certain    Incorporated by reference to Exhibit 10.33 to HPSC's
        Agreements with HPSC Bravo Funding Corp.                      Annual Report on Form 10-K for the fiscal year ended
                                                                      December 31, 1994

10.34   Amendment No. 1 to Amended and Restated Lease Receivables     Incorporated by reference to Exhibit 10.4 to HPSC's
        Purchase Agreement dated as of May 26, 2000, among HPSC       Quarterly Report on Form 10-Q for the quarter ended
        Bravo Funding Corp., HPSC, Inc., Triple-A One Funding Corp.   June 30, 2000
        and Capital Markets Assurance Corp.

10.35   Consent dated December 20, 2000 to Amended and Restated       Filed herewith.
        Lease Receivables Purchase Agreement dated as of May 26,
        2000, among HPSC Bravo Funding Corp., HPSC Inc., Triple-A
        One Funding Corp. and Capital Markets Assurance Corp.

10.36   Amendment documents, effective November 5, 1996 to Credit     Incorporated by reference to Exhibit 10.26 to HPSC's
        Agreement dated as of January 31, 1995 among HPSC Bravo       Registration Statement on Form S-1 filed
        Funding Corp., Triple-A Funding Corporation, as Lender,
        and CapMAC, as Administrative Agent and as Collateral Agent   January 30, 1997

10.37   Amendment No. 3 dated June 29, 1998 to Credit Agreement       Incorporated by reference to Exhibit 10.6 to HPSC's
        dated January 31, 1995 by and among HPSC Bravo Funding        Quarterly Report on Form 10-Q for the quarter ended
        Corp., Triple-A One Funding Corporation and CapMac, as        March 30, 1998
        Administrative Agent and Collateral Agent

10.38   Lease Receivables Purchase Agreement dated as of June 27,     Incorporated by reference to Exhibit 10.1 to HPSC's
        1997 among HPSC Capital Funding, Inc., as Seller, HPSC,       Quarterly Report on Form 10-Q for the quarter ended
        Inc. as Service and Custodian, EagleFunding Capital           September 30, 1997.
        Corporation as Purchaser and BankBoston Securities, Inc. as
        Deal Agent

10.39   Appendix A to EagleFunding Purchase Agreement (Definitions    Incorporated by reference to Exhibit 10.2 to HPSC's
        List Attached).                                               Quarterly Report on Form 10-Q for the quarter ended
                                                                      September 30, 1997

10.40   Purchase and Contribution Agreement dated as of June 27,      Incorporated by reference to Exhibit 10.3 to HPSC's
        1997 Between HPSC Capital Funding, Inc. as the Buyer, and     Quarterly Report on Form 10-Q for the quarter ended
        HPSC, Inc. as the Originator and the Servicer.                September 30, 1997

10.41   Undertaking to Furnish Certain Copies of Omitted Exhibits     Incorporated by reference to Exhibit 10.4 to HPSC's
        to Exhibit 10.27 hereof.                                      Quarterly Report on Form 10-Q for the quarter ended
                                                                      September 30, 1997.

10.42   Amendment No. 2, dated April 30, 1998 to Lease Receivable     Incorporated by reference to Exhibit 10.4 to HPSC's
        Purchase Agreement dated June 27, 1997, by and among HPSC     Quarterly Report on Form 10-Q for the quarter ended
        Capital Funding, Inc. (Seller), EagleFunding Capital          June 30, 1998
        Corporation (Purchaser), HPSC, Inc. (Servicer and
        Custodian), and BankBoston Securities, Inc. (Deal Agent)

10.43   Amendment No. 3, dated April 4, 1999 to Lease Receivable      Incorporated by reference to Exhibit 10.32 to HPSC's
        Purchase Agreement dated June 27, 1997, by and among HPSC     Annual Report on Form 10-K for the fiscal year ended
        Capital Funding, Inc. (Seller), EagleFunding Capital          December 31, 1999.
        Corporation (Purchaser), HPSC, Inc. (Servicer and
        Custodian), and BankBoston Securities, Inc. (Deal Agent)

10.44   Amendement No. 3 and Consent dated December 1, 2000 to        Filed herewith.
        Lease Receivables Purchase Agreement dated June 27, 1997
        by and among HPSC Capital Funding Inc. (Seller), Eagle
        Funding Capital Corporation (Purchaser), HPSC, Inc.
        (Servicer and Custodian), Robertson Stephens Inc. (formerly known as BancBoston Securities Inc.) (Old Deal Agent) and
        Fleet Securities Inc. (New Deal Agent).

10.45   Indenture dated as of March 20, 1997 between HPSC, Inc. and   Incorporated by reference to HPSC's  Exhibit 10.28
        State Street Bank and Trust  Company, as Trustee              to HPSC's Annual Report on Form 10K for the fiscal
                                                                      year ended December 31, 1997

10.46   Limited Liability Company Agreement of HPSC Equipment         Filed herewith
        Receivables 2000-1 LLC I

10.47   Limited Liability Company Agreement of HPSC Equipment         Filed herewith
        Receivables 2000-1 LLC II

10.48   Custody Agreement among HPSC Equipment Receivables 2000-1     Filed herewith
        LLC I, HPSC Equipment Receivables 2000-1 LLC II, BNY
        Midwest Trust Company, Iron Mountain Records Management,
        Inc., and HPSC, Inc. dated as of December 1, 2000

10.49   Servicing Agreement by and among HPSC Equipment Receivables   Filed herewith
        2000-1 LLC I, HPSC Equipment Receivables 2000-1 LLC II,
        HPSC, Inc., American Commercial Finance Corporation, BNY
        Midwest Trust Company and BNY Asset Solutions, LLC dated as of December 1, 2000

10.50   Purchase Agreement for Equipment Contract-Backed Notes,       Filed herewith
        Series 2000-1 of Class A-F between HPSC Equipment
        Receivables 2000-1 LLC I, HPSC Equipment Receivables
        2000-1 LLC II and Credit Suisse First Boston Corporation
        dated December 14, 2000

10.51   Purchase Agreement for Floating Rate Equipment                Filed herewith
        Contract-Backed Variable Funding Notes, Series 2000-1
        between HPSC Equipment Receivables 2000-1 LLC I, HPSC
        Equipment Receivables 2000-1 LLC II and Credit Suisse First
        Boston Corporation dated December 14, 2000

10.52   Receivable Transfer Agreement by and among HPSC Equipment     Filed herewith
        Receivables 2000-1 LLC I, HPSC Equipment Receivables 2000-1
        LLC II, HPSC, Inc., American Commercial Finance
        Corporation, HPSC Bravo Funding Corp. and HPSC Capital
        Funding, Inc. dated as of December 1, 2000

10.53   Indenture Agreement by and among HPSC Equipment Receivables   Filed herewith
        2000-1 LLC I, HPSC Equipment Receivables 2000-1 LLC II,
        HPSC, Inc., American Commercial Finance Corporation, and
        BNY Midwest Trust Company dated as of December 1, 2000

21.1    Subsidiaries of HPSC, Inc.                                    Filed herewith

23.1    Consent of Deloitte & Touche LLP                              Filed herewith

----------------------------
* Management contracts or compensatory plans or arrangements required to be filed as exhibits are identified by an asterisk.

Copies of Exhibits may be obtained for a nominal charge by writing to:

                               INVESTOR RELATIONS
                                   HPSC, INC.
                                 60 STATE STREET
                           BOSTON, MASSACHUSETTS 02109

(b)  Reports on Form 8-K

HPSC filed a Form 8-K on December 22, 2000 to announce that on December 21, 2000, the Company completed a $527 million equipment receivable backed securitization.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HPSC, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   HPSC, Inc.

Dated: March 29, 2001              By: /s/ John W. Everets
                                   ---------------------------------------------
                                       John W. Everets
                                       Chairman, Chief Executive
                                       Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of HPSC, Inc. and in the capacities and on the dates indicated.

         NAME                                     TITLE                                                DATED

By:      /s/ John W. Everets                      Chairman, Chief Executive Officer and Director       MARCH 29, 2001
         ----------------------------------       (Principal Executive Officer)
         John W. Everets

By:      /s/ Raymond R. Doherty                   President and Director                               MARCH 29, 2001
         ----------------------------------
         Raymond R. Doherty

                                                  Senior Executive Vice President, Chief Financial
By:      /s/ Rene Lefebvre                        Officer and Treasurer                                MARCH 29, 2001
         ----------------------------------       (Principal Financial Officer)
         Rene Lefebvre

By:      /s/ William S. Hoft                      Financial Reporting Manager                          MARCH 29, 2001
         ----------------------------------
         William S. Hoft

By:      /s/ Dollie A. Cole                       Director                                             MARCH 29, 2001
         ----------------------------------
         Dollie A. Cole

By:      /s/ Thomas M. McDougal                   Director                                             MARCH 29, 2001
         ----------------------------------
         Thomas M. McDougal

By:      /s/ Samuel P. Cooley                     Director                                             MARCH 29, 2001
         ----------------------------------
         Samuel P. Cooley

By:      /s/ Joseph A. Biernat                    Director                                             MARCH 29, 2001
         ----------------------------------
         Joseph A. Biernat

By:      /s/ J. Kermit Birchfield                 Director                                             MARCH 29, 2001
         ----------------------------------
         J. Kermit Birchfield

By:      /s/ Lowell P. Weicker, Jr.               Director                                             MARCH 29, 2001
         ----------------------------------
         Lowell P. Weicker, Jr.

By:      /s/ Gunnar Overstrom                     Director                                             MARCH 29, 2001
         ----------------------------------
         Gunnar Overstrom


                           HPSC, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share amounts)

                                                                                                      DECEMBER 31,
                                                                                               ------------------------
                                                                                                 2000           1999
                                                                                               ---------      ---------
                             ASSETS
Cash and Cash Equivalents ................................................................     $   1,713      $   1,356
Restricted Cash- Servicing under securitization agreements ...............................        20,284         14,924
Restricted Cash- Prefunding ..............................................................        95,218             --
Investment in Leases and Notes:
   Lease contracts and notes receivable due in installments ..............................       404,366        387,909
   Notes receivable ......................................................................        37,686         38,720
   Retained interest in leases and notes sold ............................................        11,280         17,869
   Estimated residual value of equipment at end of lease term ............................        22,121         18,988
   Less: Unearned income .................................................................       (98,089)       (94,228)
   Less: Security deposits ...............................................................        (5,893)        (6,721)
   Deferred origination costs ............................................................         9,061          8,696
   Less: Allowance for losses ............................................................       (14,170)        (9,150)
                                                                                               ---------      ---------

        Net investment in leases and notes ...............................................       366,362        362,083
                                                                                               ---------      ---------

Other assets .............................................................................        10,376          7,384
                                                                                               ---------      ---------
Total Assets .............................................................................     $ 493,953      $ 385,747
                                                                                               =========      =========


              LIABILITIES AND STOCKHOLDERS' EQUITY
Revolving Credit Borrowings ..............................................................     $  49,000      $  70,000
Senior Notes .............................................................................       356,097        227,445
Less: Discount on Senior Notes ...........................................................          (636)            --
Subordinated Debt ........................................................................        19,985         20,000
Accounts Payable and Accrued Liabilities .................................................        16,522         15,852
Accrued Interest .........................................................................         2,210          1,940
Deferred Income Taxes ....................................................................         9,985         10,192
                                                                                               ---------      ---------
Total Liabilities ........................................................................       453,163        345,429
                                                                                               ---------      ---------
Commitments and Contingencies  (Note E)

Stockholders'  Equity:
   Preferred stock, $1.00 par value; authorized, 5,000,000 shares; issued, none ..........            --             --
   Common stock, $.01 par value; 15,000,000 shares authorized; issued, 4,713,030 shares in
      2000 and 4,699,530 shares in 1999 ..................................................            47             47
   Additional paid-in capital ............................................................        14,364         14,119
   Retained earnings .....................................................................        31,254         31,167

   Less: Treasury stock, at cost;  546,477 shares in 2000 and 518,500 shares in 1999 .....        (3,830)        (3,611)
         Deferred compensation ...........................................................          (635)        (1,008)
         Notes receivable from officers and employees ....................................          (410)          (396)
                                                                                               ---------      ---------
Total Stockholders' Equity ...............................................................        40,790         40,318
                                                                                               ---------      ---------
Total Liabilities and Stockholders' Equity ...............................................     $ 493,953      $ 385,747
                                                                                               =========      =========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                           HPSC, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share and share amounts)

                                                                                   YEAR ENDED DECEMBER 31,
                                                                                   -----------------------
                                                                      2000                  1999                  1998
                                                                      ----                  ----                  ----

Revenues:
   Earned income on leases and notes ...................          $    49,462           $    40,551           $    33,258
   Gain on sales of leases and notes ...................               12,078                 4,916                 4,906
   Provision for losses ................................               (9,218)               (4,489)               (4,201)
                                                                  -----------           -----------           -----------
        Net Revenues ...................................               52,322                40,978                33,963
                                                                  -----------           -----------           -----------

Operating and Other (Income) Expenses:
   Selling, general and administrative .................               19,781                17,715                14,897
   Term securitization costs ...........................                7,106                    --                    --
   Interest expense ....................................               26,222                18,903                15,587
   Interest income .....................................               (1,018)                 (266)                  (40)
                                                                  -----------           -----------           -----------

Income before Income Taxes .............................                  231                 4,626                 3,519
Provision for Income Taxes .............................                  144                 1,907                 1,543
                                                                  -----------           -----------           -----------
Net Income .............................................          $        87           $     2,719           $     1,976
                                                                  ===========           ===========           ===========

Basic Net Income per Share .............................          $      0.02           $      0.72           $      0.53
                                                                  -----------           -----------           -----------

Shares Used to Compute Basic Net Income per Share ......            3,879,496             3,766,684             3,719,026
                                                                  -----------           -----------           -----------

Diluted Net Income per Share ...........................          $      0.02           $      0.61           $      0.47
                                                                  -----------           -----------           -----------

Shares Used to Compute Diluted Net Income per Share.....            4,292,650             4,436,476             4,194,556
                                                                  -----------           -----------           -----------


    The accompanying notes are an integral part of the consolidated financial statements.

                           HPSC, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands except share amounts)

                                   COMMON STOCK
                                                                                                               NOTES
                                                                                                             RECEIVABLE
                                                          ADDITIONAL                                            FROM
                                                           PAID-IN      RETAINED    TREASURY     DEFERRED   OFFICERS AND
                                      SHARES     AMOUNT    CAPITAL      EARNINGS      STOCK    COMPENSATION   EMPLOYEES     TOTAL
----------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1998 ....     4,912,530     $ 49     $ 12,304     $ 26,472    $ (1,210)    $ (2,286)     $ (155)    $ 35,174

Net Income ....................            --       --           --        1,976          --           --          --        1,976
Restricted Stock Awards .......            --       --          643           --          --         (643)         --           --
Purchase of Treasury Stock ....            --       --           --           --      (1,020)          --          --       (1,020)
Restricted Stock Compensation..            --       --           --           --          --          458          --          458
ESOP Compensation .............            --       --           --           --          --          105          --          105
Notes Receivable from
   Officers and Employees .....            --       --           --           --          --           --        (334)        (334)
Cancellation of SESOP .........      (350,000)      (4)      (1,221)          --          --        1,225          --           --
Stock Bonus Awards ............         6,000       --           31           --          --           --          --           31
Exercise of Stock Options .....       200,000        2          613           --          --           --          --          615
Tax Benefit related to
   Exercise of Non-Qualified
   Stock Options ..............            --       --          270           --          --           --          --          270
Conversion of Restricted
   Stock to Stock
   Options ....................      (150,000)      (1)           1           --          --           --          --           --
Extension of Stock Options
   Scheduled to
   Expire .....................            --       --          300           --          --           --          --          300
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998 ..     4,618,530       46       12,941       28,448      (2,230)      (1,141)       (489)      37,575

Net Income ....................            --       --           --        2,719          --           --          --        2,719
Restricted Stock Awards .......            --       --          637           --          --         (637)         --           --
Restricted Stock Forfeitures ..        (2,000)      --          (18)          --          --           18          --
Purchase of Treasury Stock ....            --       --           --           --      (1,381)          --          --       (1,381)

Restricted Stock Compensation..           --        --           --           --          --          647          --          647
ESOP Compensation .............           --        --           --           --          --          105          --          105
Notes Receivable from
   Officers and Employees .....           --        --           --           --          --           --          93           93
Stock Bonus Awards ............        6,000        --           53           --          --           --          --           53
Exercise of Stock Options .....       77,000         1          299           --          --           --          --          300
Tax Benefit related to
   Exercise of Non-Qualified
   Stock Options ..............           --        --          139           --          --           --          --          139
Extension of Stock Options
   Scheduled to Expire ........           --        --           68           --          --           --          --           68
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999 ..    4,699,530        47       14,119       31,167      (3,611)      (1,008)       (396)      40,318

Net Income ....................           --        --           --           87          --           --          --           87
Purchase of Treasury Stock ....           --        --           --           --        (219)          --          --         (219)
Restricted Stock Compensation..           --        --           --           --          --          268          --          268
ESOP Compensation .............           --        --          157           --          --          105          --          262
Notes Receivable from
   Officers and Employees .....           --        --           --           --          --           --         (14)         (14)
Stock Bonus Awards ............        7,000        --           52           --          --           --          --           52
Exercise of Stock Options .....        6,500        --           27           --          --           --          --           27
Tax Benefit related to
   Exercise of Non-Qualified
   Stock Options ..............           --        --            9           --          --           --          --            9
----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2000 ..    4,713,030      $ 47     $ 14,364     $ 31,254    $ (3,830)    $   (635)     $ (410)    $ 40,790
----------------------------------------------------------------------------------------------------------------------------------

    The accompanying notes are an integral part of the consolidated financial statements.

                           HPSC, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                                    YEAR ENDED DECEMBER 31,
                                                                                              ----------------------------------
                                                                                              2000          1999            1998
                                                                                              ----          ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income ..........................................................................   $      87      $   2,719      $   1,976
   Adjustments to reconcile net income to cash provided by operating activities:
      Depreciation and amortization ....................................................       6,033          5,204          4,460
      Increase (decrease) in deferred income taxes .....................................        (207)         1,096          1,543
      Restricted stock, stock option, and stock bonus award compensation ...............         604            768            789
      Gain on sale of lease contracts and notes receivable .............................     (12,078)        (4,916)        (4,906)
      Term securitization transaction costs ............................................       7,106             --             --
      Provision for losses on lease contracts and notes receivable .....................       9,218          4,489          4,201
      Increase in accrued interest .....................................................         270            655            156
      Increase (decrease) in accounts payable and accrued liabilities ..................      (1,060)         2,068           (972)
      Increase (decrease) in accrued income taxes ......................................        (120)           314             18
      Decrease in refundable income taxes ..............................................         260            514          1,996
      (Increase) decrease in other assets ..............................................      (2,038)        (2,158)          (615)
                                                                                           ---------------------------------------
Cash provided by operating activities ..................................................       8,075         10,753          8,646
                                                                                           ---------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Origination of lease contracts and notes receivable due in installments .............    (251,206)      (209,653)      (162,587)
   Portfolio receipts, net of amounts included in income ...............................      89,402         77,309         60,467
   Proceeds from sales of lease contracts and notes receivable due in installments .....     144,115         54,390         38,696
   Net proceeds received from term securitization from reacquisition and resale of
      lease contracts and notes receivable due in installments .........................       9,804             --             --
   Net (increase) decrease in notes receivable .........................................       1,038         (2,857)          (323)
   Net increase (decrease) in security deposits ........................................        (828)           (35)           955
   Net increase (decrease) in other assets .............................................         346           (819)          (630)
   Net (increase) decrease in loans to employees .......................................         (14)            93           (334)
                                                                                           ---------------------------------------
Cash used in investing activities ......................................................      (7,343)       (81,572)       (63,756)
                                                                                           ---------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of  notes, term securitization, net of debt issue costs ......     352,645             --             --
   Repayments of term securitization notes upon sale of assets to ER 2000-1 LLC I ......     (35,535)            --             --
   Repayment of other senior debt ......................................................    (365,351)       (75,147)       (61,030)
   Proceeds from issuance of other senior notes ........................................     173,519        128,051        111,474
   Costs incurred to break swap contracts hedging terminated borrowings in CP conduits..      (3,988)            --             --
   Net proceeds (repayments) from revolving notes payable to banks .....................     (21,000)        21,000         10,000
   Purchase of treasury stock ..........................................................        (219)        (1,381)        (1,020)
   Increase in restricted cash .........................................................    (100,578)        (5,336)        (2,588)
   Exercise of employee stock options ..................................................          27            300            615
   Repayment of employee stock ownership plan promissory note ..........................         105            105            105
                                                                                           ---------------------------------------
Cash provided by (used in) financing activities ........................................        (375)        67,592         57,556
                                                                                           ---------------------------------------
Net increase (decrease) in cash and cash equivalents ...................................         357         (3,227)         2,446
Cash and cash equivalents at beginning of year .........................................       1,356          4,583          2,137
                                                                                           ---------------------------------------
Cash and cash equivalents at end of year ...............................................   $   1,713      $   1,356      $   4,583
                                                                                           ---------------------------------------

Supplemental disclosures of cash flow information:
   Interest paid .......................................................................   $  25,371      $  17,666      $  14,775
   Income taxes paid ...................................................................         228            150             52


    The accompanying notes are an integral part of the consolidated financial statements.

                           HPSC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business-- HPSC, Inc. ("HPSC") and its consolidated subsidiaries (the "Company") provide financing to licensed professionals, principally healthcare providers, through leases and notes due in installments. The Company also provides asset-based financing to small and medium-sized manufacturing and distribution companies throughout the United States.

The Company finances dental, ophthalmic, chiropractic, veterinary and other medical equipment utilized in the healthcare professions. The Company does not carry any inventory. The Company acquires the financed equipment from vendors at their customary selling price to other customers. All leases are classified as direct financing leases. The Company also finances the acquisition of healthcare practices by healthcare professionals and provides financing for leasehold improvements, office furniture and equipment, and certain other costs involved in opening or maintaining a healthcare provider's office.

Through its wholly-owned subsidiary, American Commercial Finance Corporation ("ACFC"), the Company also provides asset-based financing to manufacturing and distribution companies with borrowing requirements of generally less than $5,000,000.

Consolidation-- The accompanying consolidated financial statements include HPSC, Inc. and the following wholly-owned subsidiaries: ACFC, an asset-based lender engaged primarily in providing accounts receivable and inventory financing at variable rates, HPSC Bravo Funding Corp. ("Bravo"), HPSC Capital Funding Inc. ("Capital"), HPSC Equipment Receivables 2000-1 LLC I, and HPSC Equipment Receivables 2000-1 LLC II, all special-purpose corporations formed in connection with securitization facilities. All inter-company transactions have been eliminated in consolidation.

Use of Estimates-- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. A significant area requiring the use of management estimates is the allowance for losses on leases and notes receivable. Actual results could differ from those estimates.

Revenue Recognition-- The Company finances equipment only after a customer's credit has been approved and a lease or financing agreement for the transaction has been executed. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. When a transaction is initially activated, the Company records the minimum payments and the estimated residual value, if any, associated with the transaction. An amount equal to the sum of the payments due plus the residual value less the cost of the transaction is recorded as unearned income. The unearned income is recognized as revenue over the life of the transaction using the interest method. Recognition of revenue on these assets is suspended when a transaction enters the legal collection phase. Also included in earned income are fee income from various service charges on portfolio accounts, gains and losses on residual transactions, and miscellaneous income items, net of initial direct cost amortization.

Sales of Leases and Notes Receivable_ The Company sells a portion of its leases and notes receivable in its securitization facilities and to various banks. Gains on sales of leases and notes are recognized at the time of the sale. The gain is computed as the excess of the present value of the anticipated future cash flows plus retained interest, net of initial direct costs and expenses, over the Company's current carrying value of the assets sold. The Company typically retains the servicing of financing contracts sold. Servicing fees on sold assets specified in the securitization and bank agreements, which the Company believe approximate its servicing costs, are deferred and recognized as revenue in proportion to the estimated periodic servicing costs.

Deferred Origination Costs-- The Company capitalizes initial direct costs that relate to the origination of leases and notes receivable in accordance with SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases". These initial direct costs comprise certain specific activities related to processing requests for financing, such as the costs to underwrite the transaction, to prepare and execute the documentation, filing fees, and commission payments. Deferred origination costs are amortized on the interest method over the life of the receivable as an adjustment of yield.

Allowance for Losses-- The Company records an allowance for losses in its portfolio. The extent of the allowance is based on an evaluation of its portfolio quality, delinquency trends, general economic conditions, historical loss experiences on its owned and serviced portfolio, as well as a specific analysis of potential loss accounts. An account is specifically reserved for or written off when deemed uncollectible.

The Company occasionally repossesses equipment from lessees or borrowers who have defaulted on their obligations to the Company. There was no such equipment held for resale at December 31, 2000 or 1999.

The Company accounts for impaired loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan- Income Recognition and Disclosure." These standards apply to the Company's practice acquisition and asset-based loans, but not its leases. The standards require that a loan be classified and accounted for as an impaired loan when it is probable that the Company will be unable to collect all principal and interest due on the loan in accordance with the loan's original contract terms.

Impaired practice acquisition and asset-based loans are valued based on the present value of expected future cash flows, using the interest rate in effect at the time the loan was placed on nonaccrual status. A loan's observable market value or collateral value may be used as an alternative valuation technique. Impairment exists when the recorded investment in a loan exceeds the value of the loan measured using the above mentioned valuation techniques. Such impairment is recognized as a valuation reserve, which is included as a part of the Company's allowance for losses.

Accounting for Stock-Based Compensation-- The Company accounts for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company applies the intrinsic value method under APB No. 25 to measure compensation expense related to grants of stock options, and has disclosed the pro forma information required by SFAS No. 123, "Accounting for Stock-Based Compensation".

Income Taxes-- The Company accounts for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes". Current tax liabilities or assets are recognized, through charges or credits to the current tax provision, for the estimated taxes payable or refundable for the current year. Net deferred tax liabilities or assets are recognized, through charges or credits to the deferred tax provision, for the estimated future tax effects, based on enacted tax rates, attributable to temporary differences. Deferred tax liabilities are recognized for temporary differences that will result in amounts taxable in the future, and deferred tax assets are recognized for temporary differences and tax benefit carryforwards that will result in amounts deductible or creditable in the future. The effect of enacted changes in tax law, including changes in tax rates, on these deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. A deferred tax valuation reserve is established if it is more likely than not that all or a portion of the Company's deferred tax assets will not be realized. Changes in the deferred tax valuation reserve are recognized through charges or credits to the deferred tax provision.

Cash and Cash Equivalents-- The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents.

Restricted Cash-- As part of its servicing obligation under its securitization and bank agreements (Notes C and D), the Company collects certain cash receipts on financing contracts pledged or sold. These collections are segregated in separate accounts for the benefit of the entity to which the related lease contracts and notes receivable were pledged or sold and are remitted to such entities on a monthly basis.

The Company also holds restricted cash received in connection with the term securitization entered into in December 2000 (Notes C and D) that provided for prefunding for the purchase of future financing agreements that will be pledged or sold by the Company into the securitization facility.

Interest Rate Swap Contracts-- Pursuant to the terms of its securitization agreements (Notes C and D), the Company is required to enter into interest rate swap contracts. These interest rate swaps are matched swaps and, as such, are accounted for using settlement accounting. In the case where the notional value of the interest rate swap contracts significantly exceeds the outstanding underlying debt, the excess swap contracts would be marked-to-market. All interest rate swap contracts entered into by the Company are for other than trading purposes. The Company has established a control environment which includes policies and procedures for risk management and the approval, reporting and monitoring of derivative financial instrument activities.

Property and Equipment-- Office furniture, equipment and capital leases are recorded at cost and depreciated using the straight-line method over a period of three to five years. Leasehold improvements are amortized over the shorter of the life of the lease or the asset. Upon retirement or other disposition, the cost and related accumulated depreciation of the assets are removed from the accounts and the resulting gain or loss is reflected in income. Net property, plant and equipment is included in other assets and was not material at December 31, 2000 or 1999.

Deferred Compensation-- Deferred compensation includes notes receivable from the Company's Employee Stock Ownership Plan ("ESOP") and deferred compensation related to restricted stock awards, as follows:

(in thousands)                    2000            1999            1998
                                  ----            ----            ----

ESOP ..................          $  316          $  421          $  526
Restricted stock.......             319             587             615
                                 ------          ------          ------

   Total ..............          $  635          $1,008          $1,141
                                 ======          ======          ======

Comprehensive Income-- Comprehensive income equaled net income for the years ended December 31, 2000, 1999 and 1998.

Recently Issued Accounting Pronouncements-- In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. This Statement, which will be effective for the Company on January 1, 2001, establishes new accounting guidance and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Changes in the fair value of derivative instruments designated as a hedge which perfectly offset corresponding changes in the fair value of forecasted hedged cash flows will be recorded as a separate component of stockholders' equity in accumulated other comprehensive income. To the extent changes in the fair value of the derivative do not perfectly offset corresponding changes in the fair value of forecasted hedged cash flows, a gain or loss will generally be recorded to the Statement of Operations in the current period. The Company currently utilizes interest rate swap contracts as hedges against changes in interest rates on its debt obligations incurred through its securitization activities (Notes C and D). The Company has also reviewed all other contracts and does not currently believe that any contracts are derivatives under the definition provided by SFAS No. 133 nor that they contain any embedded derivative instruments. The Company does not anticipate a material impact to its consolidated financial statements as a result of the implementation of this accounting standard. As of January 1, 2001, the fair value of interest rate swap contracts held by the Company hedging cash flows of pledged financing contracts represented a liability of $1,749,000 (Note
K).

In September 2000, SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125" was issued. This Statement modifies certain standards for the accounting of transfers of financial assets and also requires entities to provide expanded financial statement disclosures related to securitization activities. The new disclosure requirements, which became effective for the Company on December 15, 2000, are provided in Note D of these footnotes to financial statements. The adoption of the new accounting requirements of SFAS No. 140, which will become effective for new asset sales executed by the Company for periods after March 31, 2001, is not expected to have a material effect on the Company's consolidated financial position or results of operations.

In July 2000, the Emerging Issues Task Force ("EITF") released Issue No. 99-20 "Recognition of Interest Income and Impairment on Certain Investments". This Issue provides guidance to transferors of financial assets as to appropriate accounting treatment for interest income and impairment in retained beneficial interests in securitized assets. The guidelines provided by this Issue will be effective for the second quarter of the Company's fiscal year ending December 31, 2001. The Company is evaluating the impact that this guidance may have on its consolidated financial results.

Reclassifications-- Certain amounts in the 1999 and 1998 consolidated financial statements have been reclassified to conform to the current year presentation.

NOTE B. LEASES AND NOTES RECEIVABLE

The Company's finance portfolio consists of two general categories of assets.

The first category of assets consists of leases and notes receivable due in installments, which comprise approximately 90% of the Company's net investment in leases and notes at December 31, 2000 (89% at December 31, 1999). The majority of these leases and notes are due from licensed medical professionals, principally dentists, who practice in individual or small group practices. These leases and notes are at fixed interest rates and have terms ranging from 12 to 84 months. The Company believes that its leases and notes entered into with medical professionals are generally "small-ticket," homogenous transactions with similar risk characteristics.

The second category of assets consists of notes receivable, which comprise approximately 10% of the Company's net investment in leases and notes at December 31, 2000 (11% at December 31, 1999). These notes primarily relate to commercial, asset-based, revolving lines of credit to small and medium sized manufacturers and distributors, at variable interest rates, and typically have terms of two to three years.

The Company provides for an allowance of losses on its lease and note portfolio. The extent of the allowance is based on an evaluation of its portfolio quality, delinquency trends, historical loss experiences on its owned and serviced portfolio, as well as a specific analysis of potential loss accounts.

A summary of activity in the Company's total consolidated allowance for losses for each of the years in the three-year period ended December 31, 2000 is as follows:

(in thousands)                                       2000               1999               1998
                                                     ----               ----               ----

Balance, beginning of year...............          $ (9,150)          $ (7,350)          $ (5,541)
Provision for losses ....................            (9,218)            (4,489)            (4,201)
Charge-offs .............................             4,287              2,853              2,498
Recoveries ..............................               (89)              (164)              (106)
                                                   --------           --------           --------

Balance, end of year ....................          $(14,170)          $ (9,150)          $ (7,350)
                                                   ========           ========           ========

For the years ended December 31, 2000, 1999, and 1998, the provision for losses related to the Company's commercial lending subsidiary, ACFC, were $690,000, $113,000, and $147,000, respectively. Net charge-offs of commercial notes receivable were $400,000, $19,000, and $75,000 in 2000, 1999, and 1998, respectively. The amount of the allowance for losses related to the commercial notes receivable were $976,000 $686,000, and $592,000 at December 31, 2000, 1999
and 1998, respectively. All such amounts are included in the above table.

The Company's receivables are subject to credit risk. To reduce this risk, the Company has adopted underwriting policies in approving leases and notes that are closely monitored by management. Additionally, some of the Company's leases and notes receivable, which have been sold under certain sales agreements (Note D), are subject to recourse and estimated losses and therefore a provision is made by the Company.

The total contractual balances of delinquent leases and notes receivable due in installments, both owned by the Company and owned by others and serviced by the Company, which were over 90 days past due amounted to $23,759,000 at December 31, 2000 compared to $15,928,000 at December 31, 1999. An account is considered delinquent when not paid within 30 days of the billing due date.

The Company's agreements with its customers, except for notes receivable of approximately $37,686,000 in 2000 and $38,720,000 in 1999, are non-cancelable and provide for a full payout at a fixed financing rate with a fixed payment schedule over a term of one to seven years. Scheduled future receipts on leases and notes receivable due in installments, plus retained interest on leases and notes sold, were as follows at December 31, 2000. These amounts include the interest component on the payments, but exclude the residual value of the equipment as well as ACFC receivables:

(in thousands)

      2001.....................................................................................      $117,334
      2002.....................................................................................        93,492
      2003.....................................................................................        76,069
      2004.....................................................................................        58,823
      2005.....................................................................................        39,056
      2006 and thereafter......................................................................        30,872

NOTE C. REVOLVING CREDIT BORROWINGS AND OTHER DEBT

Debt of the Company as of December 31, 2000 and 1999 is summarized below.

(in thousands)                                                                    2000                1999
                                                                                  ----                ----

Revolving credit arrangement, due May 2001 ..........................          $  49,000           $  70,000
                                                                               ---------           ---------

Senior Notes:
      ER LLC II, due December 2008 ..................................            320,469                  --
      Less:  Original Issue Discount on Senior Notes- ER LLC II......               (636)
                                                                               ---------           ---------
             Net Senior Notes- ER LLC II ............................            319,833                  --
      Bravo, due June 2003 ..........................................             19,955             132,475
      Capital, due April 2001 .......................................                 --              84,587
      Various banks, due June 2004 through January 2007 .............             15,673              10,383
                                                                               ---------           ---------

Total Senior Notes ..................................................            355,461             227,445
                                                                               ---------           ---------

Unsecured Senior Subordinated Notes, due March 2007 .................             19,985              20,000
                                                                               ---------           ---------
Total ...............................................................          $ 424,446           $ 317,445
                                                                               =========           =========

Revolving Credit Arrangement-- In May 1999, the Company executed the Third Amendment to the Third Amended and Restated Revolving Loan Agreement with Fleet National Bank (formerly BankBoston) as Managing Agent, providing the Company with availability up to $90,000,000, through May 2000. In May 2000, the Company signed a Fourth Amended and Restated Credit Agreement with Fleet National Bank (the "Revolving Loan Agreement" or "Revolver"), under substantially the same terms and conditions, through May 2001. Under the Revolving Loan Agreement, the Company may borrow at variable interest rates of prime and at LIBOR plus 1.35% to 1.50%, depending upon certain performance covenants. The weighted average interest rates on the outstanding borrowings were 8.6% and 7.8% at December 31, 2000 and 1999, respectively. All HPSC and ACFC assets, including ACFC stock, but excluding assets collateralizing the senior notes, have been pledged as collateral security for the Revolver. The Revolver has not been hedged and was not hedged at December 31, 2000 and is therefore exposed to upward movements in interest rates. At December 31, 2000, the Company had $49,000,000 outstanding under the Revolver compared to $70,000,000 at December 31, 1999.

Senior Notes- Bravo-- In June 1998, the Company, along with its wholly-owned, special-purpose subsidiary, HPSC Bravo Funding Corporation ("Bravo") signed an amended revolving credit facility (the "Bravo Facility") structured and guaranteed by MBIA, Inc. The Bravo Facility provided the Company with available borrowings up to $225,000,000. In March 2000, the Bravo Facility was amended to provide the Company with availability up to $347,500,000 upon substantially the same terms and conditions. This facility was subsequently increased to $397,500,000 in May 2000. Under the terms of the Bravo Facility, Bravo, to which the Company sells and may continue to sell or contribute certain of its portfolio assets, subject to certain covenants regarding Bravo's portfolio performance and borrowing base calculations, pledges or sells its interest in these assets to a commercial-paper conduit entity. Bravo incurs interest at variable rates based on prevailing rates in the commercial paper markets and enters into interest rate swap contracts to assure fixed rate funding.

Monthly settlements of principal and interest payments are made from collections on portfolio assets held by Bravo. The terms of the Bravo Facility restrict the use of certain collected cash. This restricted cash amounted to approximately $5,738,000 and $7,448,000 at December 31, 2000 and 1999, respectively. The required monthly payments of principal and interest to purchasers of commercial paper issued pursuant to the Bravo Facility are guaranteed by MBIA.

Bravo enters into interest rate swap contracts to hedge its interest rate risk related to its' variable rate obligations to the commercial paper conduit. Under such interest rate swap contracts, Bravo pays a fixed rate of interest and receives a variable rate from the counterparty. Bravo may assign its' rights, title, and interest in such contracts for the benefit of the purchasers of commercial paper issued pursuant to the Bravo Facility. Credit risk exists to the extent a loss may occur if a counterparty to a contract fails to perform according to the terms of the contract. The notional amount of the interest rate swap contracts is the amount upon which interest and other payments under the contracts are based.

Senior Notes- Capital-- In April 1998, the Company, along with its wholly-owned, special purpose subsidiary, HPSC Capital

Funding, Inc. ("Capital") signed an amended Lease Receivable Purchase Agreement with EagleFunding Capital Corporation ("Eagle"). This facility (the "Capital Facility") provided the Company with availability up to $150,000,000. In April 1999, the Capital Facility was renewed on substantially the same terms and conditions, providing available borrowings up to $125,000,000. Under the terms of the Capital Facility, Capital, to which the Company may sell or contribute certain of its portfolio assets from time to time, subject to certain covenants regarding Capital's portfolio performance and borrowing base calculations, pledges or sells its interests in these assets to a commercial paper conduit entity. Capital incurs interest at variable rates based on prevailing rates in the commercial paper markets and enters into interest rate swap contracts to assure fixed rate funding.

Monthly settlements of the borrowing base and any applicable principal and interest payments are made from collections of Capital's portfolio. The terms of the Capital Facility restrict the use of certain collected cash. At December 31, 2000, Capital had no restricted cash but had approximately $7,476,000 at December 31, 1999. The required monthly payments of principal and interest to the purchasers of the commercial paper are guaranteed by Fleet National Bank pursuant to the terms of the Capital Facility.

Capital enters into interest rate swap contracts to hedge its interest rate risk related to its' variable rate obligations to the commercial paper conduit. Under such interest rate swap contracts, Capital pays a fixed rate of interest and receives a variable rate from the counterparty. Capital may assign its' rights, title, and interest in such contracts for the benefit of the purchasers of commercial paper issued pursuant to the Capital Facility. Credit risk exists to the extent a loss may occur if a counterparty to a contract fails to perform according to the terms of the contract. The notional amount of the interest rate swap contracts is the amount upon which interest and other payments under the contracts are based.

Summary of Senior Notes outstanding in the Bravo and Capital Facilities_ In December 2000, the Company repaid substantial portions of outstanding borrowings in the Bravo Facility as well as all outstanding borrowings in the Capital Facility with proceeds received from a new senior note issuance (see section entitled Senior Notes- Equipment Receivables 2000-1). The lines of credit provided under both the Bravo and Capital Facilities are currently still available to the Company. At December 31, 2000, the Company had approximately $19,955,000 of indebtedness outstanding under the Bravo Facility, and in connection with these borrowings, had an interest rate swap contract with Fleet National Bank with a total notional value of $11,328,000 at an effective interest rate of 6.52%. At December 31, 1999, the Company had approximately $217,062,000 of indebtedness outstanding under both the Bravo and Capital Facilities, and in connection with these borrowings, had interest rate swap contracts with Fleet National Bank with a total notional value of $215,565,000 at an effective interest rate of 5.90%.

The total amount of loans outstanding under the Bravo Facility, the notional amount of interest rate swaps outstanding related to such loans, and the effective interest rate under the swaps, assuming payments are made as scheduled, will be as follows:

(in thousands except for %)               BORROWINGS         SWAPS              RATE
---------------------------               ----------         -----              ----

December 31, 2001................          $14,383           $9,066             6.52%
December 31, 2002................           10,968            6,917             6.52%
December 31, 2003................            7,627            4,814             6.52%
December 31, 2004................            4,659            2,946             6.52%
December 31, 2005................            2,031            1,291             6.52%

During the first quarter of 2001, all remaining outstanding borrowings in the Bravo Facility were repaid with proceeds received from the prefunding arrangement provided through the Equipment Receivables 2000-1 term securitization. Accordingly, the swap contract listed above was terminated.

Senior Notes- Equipment Receivables 2000-1-- In December 2000, the Company completed a $527,106,000 private placement equipment receivables term securitization (referred to herein as Equipment Receivables 2000-1). Pursuant to the terms of the securitization, the Company formed two wholly-owned special purpose limited liability companies, Equipment Receivables 2000-1 LLC I and Equipment Receivables 2000-1 LLC II ("ER 2000-1 LLC I" and "ER 2000-1 LLC II", and collectively "ER 2000-1"). ER 2000-1 LLC I was formed to meet the criteria of a qualifying unconsolidated special purpose entity within the meaning of SFAS Nos. 125 and 140 (Note D), while ER 2000-1 LLC II was formed to be a consolidated special purpose entity. The Company, along with subsidiaries ACFC, Bravo, and Capital, transferred certain leases and loan contracts to the newly formed special purpose companies. The securitized assets consist of leases and notes of licensed medical and other professionals originated by HPSC, as well as commercial asset based revolving loans originated by ACFC.

ER 2000-1 LLC I and ER 2000-1 LLC II issued seven classes of equipment contract backed notes and one class of equipment contract backed variable funding notes ("VFN"). The original notes, which are ranked in payment priority in alphabetical order, are as follows:

     ($ in thousands)
                Principal Balance       Coupon Rate, per   INTEREST ACCRUAL
 CLASS          -----------------       annum                        METHOD          RATING
 -----                                  ----------------   ----------------          ------
                                          1 Month USD
Class A             $414,466              LIBOR +0.30%           Actual/360          Aaa/AAA
                                          1 Month USD
Class B-1             29,959             LIBOR + 0.50%           Actual/360           Aa3/AA
Class B-2             13,267                     7.23%               30/360           Aa3/AA
Class C               19,070                     7.70%               30/360             A3/A
Class D                5,085                     8.11%               30/360         Baa3/BBB
Class E                8,899                    10.00%               30/360           Ba2/BB
Class F                6,360                    12.91%               30/360               B1
                                           1 Month USD
Class VFN             30,000             LIBOR + 1.00%           Actual/360               --
                    --------
        Total       $527,106
                    ========

The notes were underwritten by Credit Suisse First Boston Corporation. As of December 31, 2000, the Class F notes and the VFN notes had not yet been sold. In March 2001, the Class F notes were sold. The VFN notes may be issued in the future as required.

Proceeds from the issuance of the notes were used to retire senior notes outstanding in both the Bravo and Capital facilities as well as to repay in part amounts outstanding under the Revolving Loan Agreement. The securitization also provided for a portion of the initial proceeds to be prefunded into a restricted cash account, to be utilized by ER 2000-1 LLC I and ER 2000-1 LLC II for a limited period for the sole purpose of acquiring additional financing contracts from the Company. As of December 31, 2000, the prefunded restricted cash totaled approximately $95,218,000. The prefunding period expired March 19, 2001, at which time approximately $3,800,000 remained unused for the purpose of acquiring subsequent contracts and was treated as a prepayment of principal on the ER 2000-1 notes. The ER 2000-1 securitization agreements also provided for $1,049,000 of the initial proceeds to be placed in a restricted cash account to service the interest requirements to the noteholders on prefunded debt outstanding during the prefunding period. In addition, initial proceeds of $2,735,000 were deposited in the restricted cash collection account for the purpose of servicing the interest on the ER 2000-1 notes for the initial interest accrual period ending January 22, 2001.

The Company is the servicer of the ER 2000-1 portfolio, subject to its continuing to meet certain covenants. Monthly payments of principal and interest on the ER 2000-1 notes are made from regularly scheduled collections generated from the underlying lease and loan portfolio. Under certain circumstances, the Company, as servicer, may be obligated to advance its own funds for amounts due on the notes in the event an obligor fails to remit a payment when due. Such advances are reimbursed to the servicer, plus accrued interest thereon, from available funds upon subsequent collection from the obligor. The ER 2000-1 securitization agreements restrict the use of certain cash collections on the portfolio. Restricted cash collections amounted to approximately $4,675,000 as of December 31, 2000.

The Company has provided additional credit enhancement to the ER 2000-1 noteholders through the creation of a cash reserve account and a residual payment account. Initial proceeds of $5,085,000 were placed in the cash reserve account on the date of the closing. Pursuant to the terms of the ER 2000-1 securitization agreements, certain excess cash collections generated by the portfolio are to be deposited to the cash reserve account as well as to the residual payment account, up to agreed upon limits. These interest bearing restricted cash accounts are available to fund, to the extent necessary, any deficiencies in the monthly amounts to be paid with respect to the ER 2000-1 notes. As of December 31, 2000, the balance in the restricted cash reserve account was $5,085,000 and the balance in the restricted cash residual payment account was $0. Under specific circumstances, the Company may also substitute new leases and notes for leases and notes previously contributed to the securitization, up to certain defined limits.

As a hedge against interest rate risk related to its variable rate obligations on the notes, ER 2000-1 entered into interest rate swap contracts with Fleet National Bank as swap counterparty. The interest rate swap contracts have the effect of converting the Company's interest payments on the Class A and Class B-1 notes from a variable rate of interest to a fixed rate, thereby locking in borrowing costs on the Company's financing portfolio. Credit risk exists to the extent a loss may occur if a counterparty to a swap contract fails to perform according to the terms of the contract. At the time of entering into the interest rate contracts, the Company deposited $1,000,000 into an interest bearing cash escrow account at Fleet National Bank as collateral on the swap agreements. The weighted average interest rate paid on all classes of ER 2000-1 notes is 6.67%.

Approximately 5% of the original collateral contributed to ER 2000-1 comprised revolving lines of credit originated by ACFC. Under the terms of the ER 2000-1 securitization agreements, when an ACFC obligor requests future advances, such advances will be made by ACFC and the resulting receivable may be purchased from ACFC by ER 2000-1 LLC II using funds then on deposit in the collection account, provided that after such purchase, funds on deposit in the collection account will be sufficient to make required distributions on the ER 2000-1 notes on the next payment date. If funds on deposit in the collection account are insufficient to make such deposit, holders of the VFN notes will have the option to fund the remaining amount necessary to fund such purchase. As of December 31, 2000, the total outstanding amount of ACFC revolving lines of credit in ER 2000-1 LLC II was $18,368,000. The VFN notes may be issued as required in the future and therefore no associated debt was outstanding at December 31, 2000.

Under the terms of the ER 2000-1 securitization agreements, ER 2000-1 LLC II may optionally redeem principal amounts outstanding on the notes when the outstanding remaining principal balance of the notes is less than 10% of the original note principal balance.

The total amount of outstanding indebtedness issued by ER 2000-1 LLC II, by class of notes, assuming payments are made as scheduled, the portfolio prepays at a rate approximating 5%, and the remaining notes are redeemed when 10% of the original principal balance of the notes remains outstanding, will be as follows:

(in thousands)                   CLASS A           CLASS B-1         CLASS B-2         CLASS C           CLASS D           CLASS E
                                 -------           ---------         ---------         -------           -------           -------
December 31, 2001......          $189,460          $ 13,695          $  6,065          $  8,717          $  2,324          $  4,068
December 31, 2002......           121,796             8,804             3,899             5,604             1,494             2,615
December 31, 2003......            70,371             5,087             2,253             3,238               863             1,511
December 31, 2004......            32,479             2,348             1,040             1,494               398               697
December 31, 2005......                 0                 0                 0                 0                 0                 0

Senior Notes- Various Banks-- The Company periodically enters into secured, fixed term loan agreements with various banks for purposes of financing its operations. The loans are generally subject to certain recourse and performance covenants. At December 31, 2000 and 1999, the Company had outstanding borrowings under such loan agreements of approximately $15,673,000 and $10,383,000, respectively. At December 31, 2000, annual interest rates on outstanding borrowings ranged from 6.5% to 8.0%

Senior Subordinated Notes-- The Company's unsecured senior subordinated notes (the "Notes") bear interest at a fixed rate of 11%, payable semi-annually on April 1 and October 1 of each year. The Notes are redeemable at the option of the Company, in whole or in part, other than through the operation of a sinking fund, after April 1, 2002 at established redemption prices, plus accrued but unpaid interest to the date of repurchase. Beginning July 1, 2002, the Company is required to redeem through sinking fund payments, on January 1, April 1, July 1, and October 1 of each year, a portion of the aggregate principal amount of the Notes at a redemption price equal to $1,000,000 plus accrued but unpaid interest to the redemption date. At December 31, 2000 and 1999, the Company had outstanding senior subordinated notes of $19,985,000 and $20,000,000, respectively.

Certain debt and securitization agreements contain restrictive covenants which, among other things, include minimum net worth, interest coverage ratios, capital expenditures, and portfolio performance guidelines. At December 31, 2000, the Company was not in compliance with its tangible net worth, interest coverage, and leverage requirements primarily as a result of costs related to the ER 2000-1 asset securitization transaction. In March 2001, the Company obtained amendments with respect to its Revolver and Capital Facility and waivers with respect to the Bravo Facility for compliance requirements with respect to these covenants for its fiscal year 2000. The Company intends to work with its lenders to obtain amendments to these covenants in 2001.

The scheduled maturities of the Company's revolving credit borrowings as well as all other debt obligations, at face value, as of December 31, 2000 are as follows:

(in thousands)

2001...........................................................................................     $ 153,649
2002...........................................................................................        88,823
2003...........................................................................................        71,559
2004...........................................................................................        54,649
2005...........................................................................................        47,304
Thereafter.....................................................................................         9,098

Management believes that the Company's liquidity is adequate to meet current obligations and future projected levels of financings, and to carry on normal operations. The Company will continue to seek to raise additional capital from bank and non-bank sources, and from selective use of asset sale transactions in the future. The Company expects that it will be able to obtain additional capital at competitive rates, but there can be no assurance that it will be able to do so.

NOTE D. SALES OF LEASES AND NOTES RECEIVABLE

The Company sells lease contracts and notes receivable due in installments under certain sales and securitization agreements.

Asset Sales- Bravo and Capital Facilities-- Under the Company's Bravo and Capital commercial paper securitization facilities, the Company may sell certain of its financing assets to one of its two wholly-owned, special purpose, bankruptcy-remote subsidiaries, Bravo and Capital (Note C). Under the terms of the agreements for these facilities, the special purpose entities in turn sell the assets to a conduit entity which issues commercial paper to pay for the financing contracts. Sales by the Company to either of its subsidiaries are subject to certain performance and borrowing base calculations. Proceeds from sales consist of cash, representing a portion of the net present value of the future scheduled payments for the financing contracts sold, and a non-certificated, undivided interest in the financing contracts sold. In recording the net gain on the sale of the financing contracts and the fair value of the retained interest, the Company assumes a loss rate on its retained interest of approximately 0.50% per year, based on historical loss rates, and present values its retained interest at implicit rates ranging from 12% to 14%. As a hedge against fluctuations in interest rates associated with commercial paper markets, both Bravo and Capital enter into interest rate swap contracts. Subject to its compliance with certain covenants, the Company continues to act as the servicer of both the Bravo and Capital portfolios, and receives servicing fees equal to 1.00% of the monthly billing amounts. The Company's retained interest in the financing contracts is subordinate to the interests of its credit providers. The value of the retained interest is subject to credit risk in the transferred financing contracts.

In December 2000, a substantial portion of the outstanding amounts in the Bravo Facility and all remaining amounts outstanding under the Capital Facility were repaid from proceeds received from the ER 2000-1 term securitization transaction. In March 2001 all outstanding amounts under the Bravo transaction were repaid.

For the years ended December 31, 2000, 1999, and 1998, the Company received cash proceeds of $108,475,000, $54,390,000 and $38,696,000, respectively, from the sale of financing contracts to the Bravo and Capital Facilities, and in conjunction with these sales, recognized pre-tax gains of $8,796,000, $4,916,000, and $4,906,000.

At December 31, 2000, the Bravo Facility had approximately $37,016,000 outstanding, and in connection therewith, had interest rate swap contracts with a total notional value of approximately $32,902,000. At December 31, 1999, Bravo and Capital had approximately $93,044,000 outstanding, and in connection therewith, had interest rate swap contracts with a total notional value of approximately $82,328,000.

Asset Sales- Equipment Receivables 2000-1-- In December 2000, Equipment Receivables 2000-1 LLC I was formed as a wholly owned special purpose limited liability corporation (Note C). ER 2000-1 LLC I was formed to meet the criteria of a qualified special purpose entity within the meaning of SFAS Nos. 125 and
140. Under the terms of the ER 2000-1 LLC securitization agreements, the Company and its subsidiaries transferred certain financing contracts to ER 2000-1 LLC I, which in turn, sold an undivided interest in the financing contracts in the term securitization transaction. Proceeds from sales consist of cash, representing a portion of the net present value of the future scheduled payments for the financing contracts sold, and a non-certificated, undivided interest in the remaining value of the financing contracts which were sold. In recording the net gain on the sale of the assets and the fair value of the retained receivables, the Company assumes a loss rate on its retained interest of approximately 0.50% per year, based on historical loss rates, and present values its remaining retained receivable stream at implicit rates ranging from 12% to 14%. As a hedge against fluctuations in LIBOR rates associated with outstanding borrowings of the Class A and Class B-1 notes, ER 2000-1 LLC I entered into interest rate swap contracts. Subject to complying with certain covenants, the Company continues to act as the servicer of the financing contracts, and receives servicing fees of
 .70% of the outstanding amounts. Under certain circumstances, the Company may be obligated to advance its own funds for amounts due in the event an obligor under a financing contract fails to remit a payment when due. Such advances are reimbursed to the servicer, plus accrued interest thereon, from available funds upon subsequent collection from the obligor. The Company's retained interest is subordinate to the interests of its credit providers. The value of the retained interest is subject to credit risk in the transferred financing contracts.

For the year ended December 31, 2000, the Company received cash proceeds of $35,640,000 from the sale of contracts through ER 2000-1, and in connection with these sales, recognized pre-tax gains of $3,282,000.

At December 31, 2000, ER 2000-1 LLC I had $170,276,000 outstanding. In connection with the amounts financed through the issuance of the Class A and Class B-1 variable rate notes, the Company had interest rate swap contracts outstanding with a notional value of $152,231,000.

Asset Sales- Various Banks-- Certain sales agreements from 1996 and 1995 are subject to covenants that, among other matters, may require the Company to repurchase the financing contracts sold and/or make payments under certain circumstances, primarily upon the failure of the underlying debtors under the financing contracts to make payments when due. The total outstanding balance of such financing contracts subject to repurchase obligations by the Company were approximately $1,719,000 at December 31, 2000 and $4,081,000 at December 31, 1999.

Under all of the securitization agreements, the Company may continue to service the financing contracts sold, subject to complying with certain covenants. The Company believes that its servicing fee approximates its estimated servicing costs, but has limited market basis to assess the fair value of its servicing asset. Accordingly, the Company has valued its servicing asset and liability at zero. The Company will recognize servicing fee revenue as earned over the servicing period. The Company recognized approximately $405,000, $285,000, and $208,000 of such revenue in 2000, 1999 and 1998, respectively.

The following is a summary of certain cash flow activity received from and paid to securitization facilities for the year ended December 31, 2000:

(in thousands)
Cash proceeds from new securitizations ..................................          $ 144,115
Cash proceeds from term securitization for negotiated purchase of amounts
   outstanding under Bravo and Capital Facilities .......................            134,741
Payment for negotiated purchase of contracts previously sold to Bravo and
   Capital...............................................................           (124,937)
Cash collections from obligors, remitted to transferees .................            (49,820)
Servicing fees received .................................................                913
Other cash flows retained by servicer ...................................              3,542
Servicing advances ......................................................                 --
Reimbursed servicing advances ...........................................                 --

In connection with the proceeds received from the term securitization transaction, the Company negotiated to repurchase certain lease contracts and notes receivable which were previously sold. The negotiated transaction was accepted by the Company's lenders and completed in December 2000.

The following is a summary of performance of financing contracts owned by the Company as well as owned by others and managed by the Company:

(in thousands)                                                       NET INVESTMENT
                                                                     --------------
                                                                    OUTSTANDING FOR
                                                                    ---------------
                                            NET INVESTMENT         ACCOUNTS OVER 90
                                            --------------         ----------------
                                               OUTSTANDING            DAYS PAST DUE     NET CREDIT LOSSES
                                            --------------        -----------------     -----------------
                                                                                          FOR YEAR ENDING
                                                                                          ---------------
                                                               AT DECEMBER 31, 2000     DECEMBER 31, 2000
                                                  ---------------------------------     -----------------
Licensed professional financing ........          $525,488                 $ 18,979              $  3,798
Commercial and industrial financing.....            31,310                       --                   400
                                                  --------                 --------              --------
     Total owned and managed ...........           556,798                 $ 18,979              $  4,198
   Less:
Securitized licensed professional
   financing assets ....................           190,436
                                                  --------
   Total owned .........................          $366,362
                                                  ========

The primary exposure in determining the fair value of the Company's retained interest in securitized financing contracts is from credit risk associated with the lessees and borrowers under these contracts. In determining the original fair value of its retained interest at December 31, 2000, the Company assumed a loss rate of approximately 0.50% per annum on a static pool basis, then discounted the resulting retained cash flows at discount rates ranging from 12% to 14%. Assuming a hypothetical 10% adverse change in actual loss rates from assumed loss rates, the fair value of the Company's retained interest in securitized financing contracts would change by approximately $7,000. Assuming a hypothetical 20% adverse change in actual loss rates from assumed loss rates, the fair value of the Company's retained interest in securitized financing contracts would change by approximately $14,000. Assuming a hypothetical 10% adverse change in discount rates, the fair value of the Company's retained interest in securitized financing contracts would change by approximately $214,000. Assuming a hypothetical 20% adverse change in discount rates, the fair value of the Company's retained interest in securitized financing contracts would change by approximately $421,000. These sensitivities are presented here as hypothetical assumptions and may not be indicative of actual results or events.

NOTE E. COMMITMENTS AND CONTINGENCIES

The Company leases various office locations under noncancelable lease arrangements that have initial terms of from three to six years and may provide renewal options from one to five years. Rent expense under all operating leases was $832,000, $748,000, and $628,000 for 2000, 1999, and 1998, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2000 are as follows:

(in thousands)
2001...............................................................................................      $814
2002...............................................................................................       672
2003...............................................................................................       540
2004...............................................................................................       263
2005 and thereafter................................................................................        --

Although the Company is from time to time subject to actions or claims for damages in the ordinary course of its business, including customer disputes over products the Company has financed, and engages in collection proceedings with respect to delinquent accounts, the Company is aware of no such actions, claims, or proceedings currently pending or threatened that are expected to have a material adverse effect on the Company's business, operating results or financial condition. HPSC believes that it has adequately reserved for any potential loss arising out of any litigation loss contingencies.

NOTE F. INCOME TAXES

Deferred income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

Income taxes consist of the following:

                                                                                                 YEAR ENDED DECEMBER 31,
                                                                                         ----------------------------------------
(in thousands)                                                                           2000              1999              1998
--------------                                                                           ----              ----              ----

Federal:
   Current ..................................................................          $     7           $   111           $  (296)
   Deferred .................................................................              108             1,408             1,525
State:
   Current ..................................................................              827               700               295
   Deferred .................................................................             (798)             (312)               19
                                                                                       -------------------------------------------

Provision for income taxes ..................................................          $   144           $ 1,907           $ 1,543
                                                                                       =======           =======           =======

A reconciliation of the statutory federal income tax rate and the effective tax rate as a percentage of pre-tax income for each year is as follows:

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                    ----------------------------------
                                                                                    2000           1999           1998
                                                                                    ----           ----           ----

Statutory rate .........................................................            34.0%          34.0%          34.0%
State taxes net of U.S. federal income tax benefit .....................             8.3            5.5            5.9
Foreign loss not benefited .............................................              --             --            2.1
Non-deductible write-off of foreign currency translation adjustment.....              --             --            0.2
Non-deductible expenses.................................................            20.0            1.7            1.6
                                                                                    ----------------------------------
                                                                                    62.3%          41.2%          43.8%
                                                                                    ====           ====           ====

The Company's effective tax rate for 2000 increased primarily due to the effect of comparing an equivalent level of permanent non-deductible expenses as a percentage of lower pre-tax income for the year.

The items which comprise a significant portion of the net deferred tax liabilities are as follows at December 31:

(in thousands)                                           2000               1999
--------------                                           ----               ----

Net operating loss carryforwards and tax
 credit carry forwards.......................          $(10,674)          $ (2,991)
Accrued expenses and other...................            (1,556)            (1,491)
Miscellaneous................................              (152)              (120)
Accounting for lease contracts and notes.....          $ 22,367           $ 14,794
                                                       ---------------------------
Net deferred income tax liability............          $  9,985           $ 10,192
                                                       ========           ========

The accounting for the deferred tax liability for leases and notes represents the tax effect of temporary differences relating to the book and tax treatment of direct financing leases and notes receivable and related securitization transactions.

At December 31, 2000, the Company had federal and state net operating loss carryforwards of approximately $26,500,000 and $43,800,000, respectively. The federal net operating loss carryforwards expire in the years 2018 through 2020, while the state net operating loss carryforwards expire in the years 2001 through 2020.

NOTE G. STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

Common Stock - The Company has 15,000,000 shares authorized and 4,713,030 shares outstanding at December 31, 2000. Of the outstanding shares, 300,000 shares have been issued to the Company's ESOP (Note I), 124,000 shares have been issued to certain employees under the 1995 Stock Incentive Plan (Note H), and 546,477 shares are held in treasury.

Preferred Stock - The Company has 5,000,000 shares of $1.00 par value preferred stock authorized with no shares outstanding at December 31, 2000. (Note J, Preferred Stock Purchase Rights Plan.)

Treasury Stock - In September 1998, the Company initiated a stock repurchase program pursuant to which up to 175,000 shares of the Company's common stock were to be repurchased for an aggregate purchase price of up to $1,700,000, subject to market conditions. In December 1999, the Company's Board of Directors approved an increase in this program to include an additional 250,000 shares of the Company's common stock or up to the maximum dollar limitations as set forth under the Company's Revolving Loan Agreement and Senior Subordinated Note financing. In December 2000, the Company's Board of Directors approved an additional 250,000 shares subject to the same dollar limitations. Based on such limitations and current market values as of December 31, 2000, the Company may repurchase up to an additional 250,000 shares of its common stock. No time limit has been established for the duration of the repurchase program. The Company expects to use the repurchased stock to meet the current and future requirements of its employee stock plans.

Earnings per Share - The Company calculates and reports earnings per share in accordance with SFAS No. 128, "Earnings per Share". The Company's basic net income per share calculation is based on the weighted average number of common shares outstanding, which does not include unallocated shares under the Company's ESOP (Note I), restricted shares issued under the

Stock Plans (Note H), treasury stock, or any shares issuable upon the exercise of outstanding stock options. Diluted net income per share includes the weighted average number of common shares subject to stock options and contingently issuable restricted stock, as calculated under the treasury stock method, but not treasury stock or unallocated shares under the Company's ESOP.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share:

          (in thousands, except per share and share                              YEAR ENDED DECEMBER 31,
          amounts)                                                    --------------------------------------------
                                                                      2000                1999                1998
                                                                      ----                ----                ----
Basic Net Income per Share:
          Net income ....................................          $       87          $    2,719          $    1,976

          Weighted average common shares outstanding.....           3,879,496           3,766,684           3,719,026
                                                                   ----------          ----------          ----------

          Basic net income per share ....................          $     0.02          $     0.72          $     0.53
                                                                   ==========          ==========          ==========

Diluted Net Income per Share:
          Net income ....................................          $       87          $    2,719          $    1,976

          Weighted average common shares outstanding.....           3,879,496           3,766,684           3,719,026
          Stock options and restricted shares ...........             413,154             669,792             475,530
                                                                   ----------          ----------          ----------
          Total diluted shares ..........................           4,292,650           4,436,476           4,194,556
                                                                   ----------          ----------          ----------

          Diluted net income per share ..................          $     0.02          $     0.61          $     0.47
                                                                   ==========          ==========          ==========

NOTE H. STOCK OPTION AND STOCK INCENTIVE PLANS

Stock Option Plans-- The following is a historical summary of the Company's various stock option plans:

                                                  PLAN INCEPTION
                                                  --------------
        STOCK OPTION PLAN NAME                    DATE                     PLAN TERMINATION DATE (IF APPLICABLE)
        ----------------------                    ----                     -------------------------------------
Employee Stock Option Plan (the "1983 Plan")      March 1983               May 1995 (upon approval of the 1995 Plan)
Stock Option Plan (the "1986 Plan")               March 1986               May 1995 (upon approval of the 1995 Plan)
1994 Stock Plan (the "1994 Plan")                 March 1994               May 1995 (upon approval of the 1995 Plan)
1995 Stock Incentive Plan (the "1995 Plan")       May 1995                 February 1998 (upon approval of the 1998 Plan)
1998 Stock Incentive Plan (the "1998 Plan")       February 1998            April 2000 (upon approval of the 2000 Plan)
2000 Stock Incentive Plan (the "2000 Plan")       April 2000

Options granted under the 1983 Plan are non-qualified options granted at an exercise price of not less than 85% of the fair market value of the common stock on the date of grant. Options granted under the 1986 Plan are non-qualified stock options granted at an exercise price equal to the market price of the common stock on the date of grant. Options granted under the 1994 Plan are non-qualified options granted at an exercise price equal to the fair market value of the common stock on the date of grant.

In April 1998, 120,000 five year options issued under the 1986 Plan, which were scheduled to expire in 1998, were extended for an additional 5 years. Upon the extension of the options, the Company recorded compensation expense of $300,000. In February 1999, 15,000 options issued under the 1994 Plan, which were scheduled to expire in 1999, were extended for an additional 5 years. Upon the extension of the options, the Company recorded compensation expense of $68,000. Compensation expense represents the difference between the original option exercise price on the date of grant and the market price of the Company's stock (the intrinsic value) on the date the extensions were granted.

1995 Plan - Upon approval of the 1995 Plan in May 1995, 550,000 shares were initially reserved for the issuance of stock options or awards of restricted stock. The Company has outstanding stock options and awards of restricted stock under its 1995 Plan. The options are incentive stock options and non-qualified stock options and were granted at an exercise price equal to the market price of the Company's common stock on the date of the grant. Restricted shares of common stock awarded under the 1995 Plan will remain unvested until certain performance and service conditions are both met.

The performance condition for restricted stock issued under the 1995 Plan is met with respect to 50% of the restricted shares if and when during the five-year period after the date of grant (the "Performance Period") the closing price of the Company's common stock, as reported for a consecutive 10 day period on the stock exchange for which the Company's stock is customarily traded, equals at least 134.175% of the closing price on the grant date (the "Partial Performance Condition"). The performance condition is met with respect to the remaining 50% of the restricted shares if and when during the Performance Period the closing price of the Company's common stock, as reported for a consecutive 10 day period on the stock exchange for which the Company's stock is customarily traded, equals at least 168.35% of the closing price on the grant date (the "Full Performance Condition").

The service condition for restricted stock issued under the 1995 Plan is met with respect to all restricted shares (provided that the applicable performance condition has also been met) by the holder's continuous service to the Company throughout the Performance Period, provided that such holder shall also have completed five (5) years of continued service with the Company from the date of grant. Upon a change of control of the Company (as defined in the 1995 Plan), all restricted stock awards granted prior to such change of control become fully vested.

Upon the termination of a holder's employment by the Company without cause or by reason of death or disability during the Performance Period, any restricted stock awards for which the applicable performance condition is satisfied no later than four months after the date of such termination of employment shall become fully vested.

Awards of 337,000 restricted shares of the Company's common stock were made in May 1995. The Partial Performance Condition of these shares was $5.90 per share with respect to 332,000 shares and $6.04 with respect to 5,000 shares, and the Full Performance Condition was $7.37 per share with respect to 332,000 shares and $7.58 with respect to 5,000 shares. Additional paid in capital and deferred compensation of $994,000 was recorded when the partial performance condition was achieved with respect to 50% of the restricted shares in June 1996. In April 1998, 150,000 of the outstanding restricted shares were forfeited in exchange for stock options granted pursuant to the 1995 Plan. Additional paid in capital and deferred compensation of $136,345 was recorded when the Full Performance Condition was met with respect to the remaining restricted shares outstanding. In May 2000, the service condition was met with respect to the remaining outstanding restricted shares, at which time the shares of common stock were issued to the holders without restriction.

In May 1997, 126,000 additional restricted shares were awarded under the 1995 Plan. The Partial Performance Condition of these shares was $8.05 per share and the Full Performance Condition was $10.10 per share. Additional paid in capital and deferred compensation of $507,150 was recorded in May 1998 when the Partial Performance Condition was met with respect to 50% of the restricted shares. In August 1999, the Full Performance Condition was met with respect to the remaining restricted shares outstanding, whereupon additional paid in capital and deferred compensation of $637,000 was recorded. These shares remain subject to the service condition.

In 2000, 1999, and 1998, the Company recognized approximately $268,000, $647,000, and $458,000, respectively, in compensation expense related to restricted stock awards under its 1995 Plan. The compensation expense is recognized by the Company on a straight line basis over the 5 year service period which begins on the date of grant. A cumulative adjustment was recorded by the Company on the date the performance conditions were met to recognize retroactively compensation expense from the date of grant to the date the performance condition was met.

1998 Plan-- Upon the approval of the 1998 Plan in February 1998, 550,000 shares of common stock were initially reserved for the issuance of stock options and/or awards of restricted stock. In addition, shares subject to options or stock awards under the 1995 Plan that expired or were terminated unexercised were made available for issuance as stock options or restricted stock awards under the 1998 Plan. The Company has outstanding stock options under its 1998 Plan. The options are either incentive stock options or non-qualified stock options. In the case of incentive stock options, the exercise price is the average of the closing prices of the common stock on each of the days on which the stock was traded during the 30 calendar day period ending on the day before the date of the option grant (the "Market Price"). The exercise price for non-qualified options is also the Market Price on the date of the grant. No restricted shares were awarded under the 1998 Plan.

2000 Plan-- In April 2000, the 2000 Plan was approved, at which time 450,000 shares of the Company's common stock were reserved for issuance as stock options or restricted stock awards. In addition, shares subject to options or stock awards under the 1998 Plan that expire or are terminated unexercised will be available for issuance as stock options or restricted stock awards under the 2000 Plan.

The 2000 Plan provides that with respect to options granted to key employees (except non-employee directors), the option term and the terms and conditions upon which the options may be exercised will be determined by the Compensation Committee of the Company's Board of Directors for each such option at the time it is granted. Options granted to key employees of the Company are either incentive stock options (within the meaning of Section 422 of the Internal Revenue Code of 1986 and subject to the restrictions of that section on certain terms of such options) or non-qualified options, as designated by the Compensation Committee. The exercise price for stock options may not be less than the closing price of the Company's common stock as reported in the Wall Street Journal on the date of the option grant (the "2000 Plan Market Price").

Each non-employee director who was such at the conclusion of any regular annual meeting of the Company's stockholders while the 2000 Plan is in effect and who continues to serve on the Board of Directors is granted automatic options to purchase 1,000 shares of the Company's common stock at an exercise price not less than the 2000 Plan Market Price on the date of the option grant. Each automatic option is exercisable immediately in full or for any portion thereof and remains exercisable for 10 years after the date of grant, unless terminated earlier (as provided in the 2000 Plan) upon or following termination of the holder's service as a director.

As of December 31, 2000, the Company had granted 325,500 stock options and no restricted stock awards pursuant to the 2000 Plan.

The following table summarizes stock option and restricted stock activity:

                                                                       OPTIONS
                                                              --------------------------
                                                              NUMBER OF         WEIGHTED      RESTRICTED
                                                               OPTIONS           AVERAGE         STOCK
                                                              ---------         EXERCISE      ----------
                                                                                 PRICE
                                                                                --------

Outstanding at January 1, 1998 ....................             652,875           $3.43          463,000
   Granted ........................................             419,000            5.37               --
   Exercised ......................................            (200,000)           3.08               --
   Forfeited ......................................             (28,000)           5.51               --
   Restricted stock converted to stock options.....             150,000            5.13         (150,000)
                                                             ----------           -----        ---------

Outstanding at December 31, 1998 ..................             993,875            4.52          313,000
   Granted ........................................             141,000            8.90               --
   Exercised ......................................             (77,000)           3.87               --
   Forfeited ......................................              (4,000)           5.13           (2,000)
                                                             ----------           -----        ---------

Outstanding at December 31, 1999 ..................           1,053,875            5.15          311,000
   Granted ........................................             330,500            7.49               --
   Exercised ......................................              (6,500)           4.14
   Release of restriction on restricted stock .....                  --              --         (187,000)
   Forfeited ......................................             (10,000)           9.08               --
                                                             ----------           -----        ---------

Outstanding at December 31, 2000 ..................           1,367,875           $5.69          124,000
                                                             ==========           =====        =========

The following table sets forth information regarding options outstanding at December 31, 2000:

                                              OPTIONS OUTSTANDING                                       OPTIONS EXERCISABLE
                         --------------------------------------------------------------        ------------------------------------
      RANGE OF                                 WEIGHTED AVERAGE
      EXERCISE           NUMBER OF           REMAINING CONTRACTUAL     WEIGHTED AVERAGE        NUMBER OF           WEIGHTED AVERAGE
       PRICES             OPTIONS                 LIFE (YEARS)          EXERCISE PRICE          OPTIONS             EXERCISE PRICE
      --------           ---------           ---------------------     -----------------       ---------           ----------------
    $2.63 - 3.25          268,875                     2.0                    $2.97              268,875                  $2.97
    $3.56 - 3.63           15,000                     3.2                     3.56               15,000                   3.56
    $4.36 - 4.88           42,000                     4.9                     4.70               40,000                   4.70
    $5.12 - 6.63          595,500                     7.3                     5.34              417,800                   5.31
    $7.50 - 8.00          325,500                     9.3                     7.50               66,500                   7.51
    $8.83 - 9.54          121,000                     8.6                     9.18               38,500                   9.27

    $2.63 - 9.54        1,367,875                     6.7                    $5.69              846,675                  $4.86
    ============        =========                     ===                    =====              =======                  =====

The weighted average grant date fair values of options granted for the years ended December 31, 2000, 1999, and 1998 were $5.84, $5.23, and $3.50, respectively.

1998 Outside Directors Stock Bonus Plan-- The Company's Board of Directors approved the 1998 Outside Directors Stock Bonus Plan in April 1998, pursuant to which 25,000 shares of the Company's common stock were reserved for issuance. Under the terms of the agreement, 1,000 bonus shares of common stock will be awarded to each non-employee director who is such at the beginning of any regular annual meeting of the Company's stockholders while the 1998 Outside Directors Stock Bonus Plan is in effect and who will continue to serve on the Board of Directors. Bonus shares are issued in consideration of services previously rendered to the Company. The 1998 Outside Directors Stock Bonus Plan will terminate 5 years from the effective date, unless terminated earlier (as provided in the plan). In 1998, 1999, and 2000, the Company issued 6,000, 6,000 and 7,000 shares of common stock, respectively, pursuant to the 1998 Outside Directors Stock Bonus Plan. The Company amended the 1998 Outside Directors Stock Bonus Plan on March 8, 2001 to increase the number of shares reserved under the Plan from 25,000 to 50,000.

Notes Receivable from Officers and Employees ("Stock Loan Program")--The Company maintains a Stock Loan Program (as most recently amended on March 14, 2000) whereby executive officers and other senior personnel of the Company may borrow from the Company for the purpose of acquiring common stock of the Company, to pay the exercise price of options and to pay any taxes including alternative minimum taxes, payable upon the exercise of options or the vesting of restricted stock. Such borrowings may not exceed $400,000 in any fiscal quarter or $800,000 in the aggregate at any time during the term of the Stock Loan Program for all employees. The loans are recourse, bear interest at a variable rate which is one-half of one percent above the Company's cost of funds, are payable as to interest annually in arrears, and are payable as to principal no later than five years after the date of the loan. Periodic principal repayments are required in an amount equal to 20% of the participant's after-tax bonus. All shares purchased with such loans are pledged to the Company as collateral for repayment of the loans.

Pro Forma Disclosure-- As described in Note A, the Company uses the intrinsic value method to measure compensation expense associated with the grants of stock options or awards to employees. Had the Company used the fair value method to measure compensation, reported net income (loss) and basic and diluted net income (loss) per share would have been as follows:

(in thousands, except per share amounts)                 2000             1999            1998
                                                         ----             ----            ----

Net income (loss) ............................          $ (690)          $2,346          $1,721
                                                        ======           ======          ======

Basic net income (loss) per share ............          $(0.18)          $ 0.62          $ 0.46
                                                        ======           ======          ======

Diluted net income (loss) per share...........          $(0.18)          $ 0.53          $ 0.41
                                                        ======           ======          ======

For purposes of determining the above disclosure required by SFAS No. 123, the fair value of options on their grant date was measured using the Black-Scholes option pricing model. Key assumptions used to apply this pricing model were as follows:

                                                                                           2000          1999         1998
                                                                                           ----          ----         ----

Weighted average risk-free interest rate........................................           6.0%          6.1%         6.0%

Expected life of option grants..................................................     5-10 years    5-10 years   5-10 years
Expected volatility of underlying stock.........................................          65.3%         32.4%        45.9%

The pro forma presentation only includes the effects of grants made subsequent to January 1, 1995. The pro forma amounts may not be indicative of the future benefit, if any, to be received by the option holder.

NOTE I. EMPLOYEE BENEFIT PLANS

Employee Stock Ownership Plan-- In 1993, the Company established a stock bonus type of Employee Stock Ownership Plan ("ESOP") for the benefit of all eligible employees. The ESOP is expected to be primarily invested in common stock of the Company on behalf of the employees. ESOP contributions are at the discretion of the Company's Board of Directors and are determined annually. However, it is the Company's present intention to make contributions sufficient to repay the ESOP's promissory note on a level funding basis over a 10-year period. The Company measures the expense related to such contributions based on the average annual fair value of the stock contributed. The difference between the average fair value of the stock contribution and the original cost of the stock when issued to the ESOP is recorded as Additional Paid in Capital for the year in which the contribution relates. Shares of stock issued to the ESOP are allocated to the participants based on a calculation of the ratio of the annual contribution amount to the original principal of the promissory note. Principal repayments on the promissory note were $105,000, in 2000, 1999, and 1998.

Employees with five or more years of service with the Company from and after December 1993 at the time of termination of employment will be fully vested in their benefits under the ESOP. For a participant with fewer than five years of service from December 1993 through his or her termination date, his or her account balance will vest at the rate of 20% for each year of employment. Upon the retirement or other termination of an ESOP participant, the shares of common stock in which he or she is vested, at the option of the participant, may be converted to cash or may be distributed. The unvested shares are allocated to the remaining participants. The Company has issued 300,000 shares of common stock to this plan in consideration of a promissory note in the original principal amount of $1,050,000. As of December 31, 2000, 196,281 shares of common stock have been allocated to participant accounts under the ESOP and 103,719 shares remain unallocated. The market value of unallocated shares at December 31, 2000 was approximately $622,000.

Savings Plan-- The Company has established a Savings Plan covering substantially all full-time employees, which allows participants to make contributions by salary deductions pursuant to Section 401(k) of the Internal Revenue Code. The Company matches employee contributions up to a maximum of 2% of the employee's salary. Both employee and employer contributions are vested immediately. The Company's contributions to the Savings Plan were $128,000 in 2000, $111,000 in 1999, and $90,000 in 1998.

Supplemental Executive Retirement Plan-- In 1997, the Company adopted an unfunded Supplemental Executive Retirement Plan effective January 1, 1997 (the "SERP"). The SERP was most recently amended January 2000. The SERP provides certain executives retirement income benefits which supplement other retirement benefits available to the executives. Benefits under the plan, based on an actuarial equivalent of a life annuity, are based on age, length of service and average earnings and vest over 15 years, assuming five years of service. Benefits are payable upon separation of service.

Details of the SERP for the years ended December 31, 2000 and 1999 are as follows:

      (in thousands)                                           DECEMBER 31,       DECEMBER 31,
                                                               -------------      ------------
                                                                   2000               1999
                                                                   ----               ----
      CHANGE IN BENEFIT OBLIGATION:
      Benefit obligation, beginning of year ............          $   927           $   729
         Service cost ..................................              254               146
         Interest cost .................................              175                51
         Amendments ....................................            1,088                --
         Actuarial loss ................................              237                 1
                                                                  -------           -------
      Benefit obligation, end of year ..................            2,681               927
                                                                  -------           -------

      FUNDED STATUS AND STATEMENT OF FINANCIAL POSITION:
         Fair value of assets, end of year .............               --                --
         Benefit obligation, end of year ...............            2,681               927
                                                                  -------           -------
      Funded status ....................................           (2,681)             (927)

         Unrecognized actuarial loss .....................................              253                18
         Unrecognized prior service cost .................................            1,280               317
                                                                                    -------           -------
      Net accrued benefit cost ...........................................           (1,148)             (592)
                                                                                    -------           -------

      Amount recognized in the statement of financial position consist of:
         Accrued benefit liability included in accrued liabilities .......           (1,614)             (618)
         Intangible assets included in other assets ......................              466                26
                                                                                    -------           -------
      Net accrued benefit cost ...........................................           (1,148)             (592)
                                                                                    -------           -------

      COMPONENTS OF NET PERIODIC BENEFIT COSTS:
         Service cost ....................................................              254               146
         Interest cost ...................................................              175                51
         Amortization of prior service cost ..............................              124                28
         Recognized actuarial loss .......................................                3                 2
                                                                                    -------           -------
      Net periodic benefit cost ..........................................          $   556           $   227
                                                                                    -------           -------



                                                              DECEMBER 31,   DECEMBER 31,
                                                              ------------   ------------
                                                                  2000           1999
                                                                  ----           ----
      WEIGHTED AVERAGE ASSUMPTIONS
      For pension cost and year end benefit obligation
         Discount rate ...............................             7.00%          7.00%
         Compensation increase .......................             4.00%          4.00%
         Assumed retirement age ......................          65 years       65 years

NOTE J. PREFERRED STOCK PURCHASE RIGHTS PLAN

Pursuant to a rights agreement between the Company and Fleet National Bank, as rights agent, dated August 3, 1993 and amended and restated on September 16, 1999, the Board of Directors declared a dividend on August 3, 1993 of one preferred stock purchase right ("Right") for each share of the Company's common stock (the "Shares") outstanding on or after August 13, 1993. The Right entitles the holder to purchase one one-hundredth of a share of Series A preferred stock, which fractional share is substantially equivalent to one share of common stock, at an exercise price of $20. The Rights will not be exercisable or transferable apart from the common stock until the earlier to occur of 10 days following a public announcement that a person or affiliated group has acquired 15 percent or more of the outstanding common stock (such person or group, an "Acquiring Person"), or 10 business days after an announcement or commencement of a tender offer which would result in a person or group's becoming an Acquiring Person, subject to certain exceptions. The Rights beneficially owned by the Acquiring Person and its affiliates become null and void upon the Rights becoming exercisable.

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

NOTE K. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires the Company to disclose the estimated fair values for its financial instruments. Financial instruments include items such as loans, interest rate swap contracts, notes payable, and other items as defined in SFAS No. 107.

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

Quoted market prices are used when available; otherwise, management estimates fair value based on prices of financial instruments with similar characteristics or using valuation techniques such as discounted cash flow models. Valuation techniques involve uncertainties and require assumptions and judgments regarding prepayments, credit risk and discount rates. Changes in these assumptions will result in different valuation estimates. The fair values presented would not necessarily be realized in an immediate sale, nor are there plans to settle liabilities prior to contractual maturity. Additionally, SFAS No. 107 allows companies to use a wide range of valuation techniques; therefore, it may be difficult to compare the Company's fair value information to other companies' fair value information.

The following table presents a comparison of the carrying value and estimated fair value of the Company's financial instruments at December 31, 2000:

                                                                                      CARRYING          ESTIMATED
(in thousands)                                                                          VALUE           FAIR VALUE
                                                                                      --------          ----------

Financial assets:
   Cash and cash equivalents ................................................          $  1,713          $  1,713
   Restricted cash ..........................................................           115,502           115,502
   Net investment in leases and notes .......................................           366,362           359,138
Financial liabilities:
   Notes payable and subordinated debt, net of original issue discount.......           424,446           424,513
   Interest rate swap contracts .............................................                --             2,985

The estimated fair value of interest rate swap contracts at December 31, 2000 includes $1,236,000 related to interest rate swap contracts that have been assigned to third parties in connection with sales of leases and notes receivable (see Note D).

The following table presents a comparison of the carrying value and estimated fair value of the Company's financial instruments at December 31, 1999:

                                                                                      CARRYING          ESTIMATED
(in thousands)                                                                          VALUE           FAIR VALUE
                                                                                      --------          ----------

Financial assets:
   Cash and cash equivalents ................................................          $  1,356          $  1,356
   Restricted cash ..........................................................            14,924            14,924
   Net investment in leases and notes .......................................           362,083           366,454
   Interest rate swap contracts .............................................                --             4,386
Financial liabilities:
   Notes payable and subordinated debt.......................................           317,445           313,806

The estimated fair value of interest rate swap contracts at December 31, 1999 includes $1,182,000 related to interest rate swap contracts that have been assigned to third parties in connection with sales of leases and notes receivable (see Note D).

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

     Cash, cash equivalents and restricted cash: For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

     Net investment in leases and notes: The fair value was estimated by discounting the anticipated future cash flows using current rates applied to similar contracts. The fair value of impaired loans is estimated by discounting management's estimate of future cash flows with a discount rate commensurate with the risk associated with such assets.

     Notes payable and subordinated debt: The fair market value of the Company's senior and subordinated notes is estimated based on the quoted market prices for similar issues or on the current rates offered to the Company for debt of similar maturities.

     Interest rate swap contracts: The fair value of interest rate swap contracts is estimated based on the estimated amount necessary to terminate the agreements.

NOTE L. OPERATING SEGMENTS

General - The Company has two reportable segments: (i) financing to licensed professionals, and (ii) asset-based financing to commercial and industrial companies. The Company's financing agreements with licensed professionals are structured as non-cancelable, full-payout leases or notes receivable due in installments. Asset-based financing includes revolving lines of credit to commercial and industrial companies in the form of notes receivable collateralized by accounts receivable, inventory and/or fixed assets. These two segments employ separate sales forces and market their products to different types of customers. The licensed professional financing segment derives its revenues primarily from earnings generated by the fixed-rate leases and loan contracts, whereas revenues from the commercial and industrial financing segment are derived predominantly from the variable interest rates on the usage of the lines of credit plus miscellaneous commitment and performance-based fees.

Financial Statement Information - In the monthly internal management reports, the Company allocates resources and assesses performance of the operating segments by monitoring the profit contribution of each segment before interest expense, interest income on cash balances, and income tax provision. The Company does not allocate corporate overhead to its asset-based financing segment since the majority of all such overhead is related to the licensed professional financing segment.

A summary of information about the Company's operations by segment for the years ended December 31, 2000, 1999, and 1998 are as follows:

                                                                                     COMMERCIAL
                                                                   LICENSED             AND
       (in thousands)                                            PROFESSIONAL        INDUSTRIAL
                                                                  FINANCING           FINANCING             TOTAL
                                                                 ------------        ----------             -----
       2000
       ----
       Earned income on leases and notes ...............          $  44,113           $   5,349           $  49,462
       Gain on sales of leases and notes ...............             12,078                  --              12,078
       Provision for losses ............................             (8,528)               (690)             (9,218)
       Term securitization costs .......................             (7,106)                 --              (7,106)
       Selling, general and administrative expenses.....            (17,913)             (1,868)            (19,781)
                                                                  ---------           ---------           ---------
       Net profit contribution .........................             22,644               2,791              25,435

       Total assets ....................................            459,244              34,709             493,953

       1999
       ----
       Earned income on leases and notes ...............             35,799               4,752              40,551
       Gain on sales of leases and notes ...............              4,916                  --               4,916
       Provision for losses ............................             (4,376)               (113)             (4,489)
       Selling, general and administrative expenses.....            (16,050)             (1,665)            (17,715)
                                                                  ---------           ---------           ---------
       Net profit contribution .........................             20,289               2,974              23,263

       Total assets ....................................            351,170              34,577             385,747

       1998
       ----
       Earned income on leases and notes ...............             28,342               4,916              33,258
       Gain on sales of leases and notes ...............              4,906                  --               4,906
       Provision for losses ............................             (4,054)               (147)             (4,201)
       Selling, general and administrative expenses.....            (13,269)             (1,628)            (14,897)
                                                                  ---------           ---------           ---------
       Net profit contribution .........................             15,925               3,141              19,066

       Total assets ....................................            264,428              34,183             298,611

The following reconciles net segment profit contribution as reported above to total consolidated income before income taxes:

       (in thousands)                                         2000               1999               1998
                                                              ----               ----               ----

       Net segment profit contribution............          $ 25,435           $ 23,263           $ 19,066
       Interest expense ..........................           (26,222)           (18,903)           (15,587)
       Interest income ...........................             1,018                266                 40
                                                            --------           --------           --------
       Income before income taxes ................          $    231           $  4,626           $  3,519

Other Segment Information - The Company derives substantially all of its revenues from domestic customers. As of December 31, 2000, no single customer within the licensed professional financing segment accounted for greater than 1% of the total owned and serviced portfolio of financing contracts in that segment. Within the commercial and industrial financing segment, no single customer accounted for greater than 10% of the total portfolio in that segment. The licensed professional financing segment does rely on certain vendors to provide referrals to the Company, but for the year ended December 31, 2000, no one vendor accounted for greater than 7% of the Company's lease and loan originations.

NOTE M. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly consolidated financial data (unaudited) for the years ended December 31, 2000 and 1999 are as follows:

(in thousands, except per share amounts)                                    THREE MONTHS ENDED
YEAR 2000                                            March 31           June 30          September 30        December 31
---------
Revenues:
   Earned income on leases and notes ......          $ 11,620           $ 12,356           $ 12,870           $ 12,616
   Gain on sales of leases and notes ......             1,154              2,467              2,149              6,308
   Provision for losses ...................            (1,357)            (1,839)            (2,202)            (3,820)
                                                     --------           --------           --------           --------
   Net Revenues ...........................            11,417             12,984             12,817             15,104
                                                     --------           --------           --------           --------

Operating and Other Expenses
   Selling, general and administrative.....             4,770              5,323              4,774              4,914
   Term securitization costs ..............                --                 --                 --              7,106
   Interest expense (net) .................             5,467              6,313              6,589              6,835
                                                     --------           --------           --------           --------

Income (Loss) before Income Taxes .........             1,180              1,348              1,454             (3,751)
Provision for Income Taxes ................               487                553                594             (1,490)
                                                     --------           --------           --------           --------
Net Income (Loss) .........................          $    693           $    795           $    860           $ (2,261)
                                                     ========           ========           ========           ========

Basic Net Income (Loss) per Share .........          $   0.19           $   0.20           $   0.22           $  (0.57)
                                                     --------           --------           --------           --------
Diluted Net Income (Loss) per Share .......          $   0.16           $   0.18           $   0.20           $  (0.57)
                                                     --------           --------           --------           --------

YEAR 1999
---------
Revenues:
   Earned income on leases and notes ......          $  9,343           $  9,670           $ 10,304           $ 11,234
   Gain on sales of leases and notes ......             1,165                887              1,573              1,291
   Provision for losses ...................              (749)            (1,034)            (1,147)            (1,559)
                                                     --------           --------           --------           --------
   Net Revenues ...........................             9,759              9,523             10,730             10,966
                                                     --------           --------           --------           --------

Operating and Other Expenses
   Selling, general and administrative.....             4,547              4,010              4,743              4,415
   Interest expense (net) .................             4,202              4,414              4,752              5,269
                                                     --------           --------           --------           --------

Income before Income Taxes ......           1,010           1,099           1,235           1,282
Provision for Income Taxes ......             416             451             505             535
                                           ------          ------          ------          ------
Net Income ......................          $  594          $  648          $  730          $  747
                                           ======          ======          ======          ======

Basic Net Income per Share ......          $ 0.16          $ 0.17          $ 0.19          $ 0.20
                                           ------          ------          ------          ------
Diluted Net Income per Share.....          $ 0.14          $ 0.15          $ 0.16          $ 0.17
                                           ------          ------          ------          ------

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of HPSC, Inc.:


We have audited the accompanying consolidated balance sheets of HPSC, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of HPSC, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP
------------------------------
Boston, Massachusetts

March 27, 2001