Form 10-Q
period 2001-03-31
HPSC INC
filed 2001-05-14
CIK 718909

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001 OR

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: COMMON STOCK, PAR VALUE $.01 PER SHARE SHARES OUTSTANDING AT MAY 3, 2001, 4,167,053.

                                   HPSC, INC.

                                TABLE OF CONTENTS

                                                                                     PAGE
PART I -- FINANCIAL INFORMATION

     Condensed Consolidated Balance Sheets as of March 31, 2001 and December 31,
     2000............................................................................  3

     Condensed Consolidated Statements of Income for the Three Months
      Ended March 31, 2001 and 2000..................................................  4

     Condensed Consolidated Statements of Cash Flows for the Three Months
     Ended March 31, 2001 and 2000...................................................  5

     Notes to Condensed Consolidated Financial Statements............................  6

     Management's Discussion and Analysis of Financial Condition and Results of
      Operations..................................................................... 10

PART II -- OTHER INFORMATION

     Other Information............................................................... 14

     Signatures...................................................................... 14

                                   HPSC, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                          MARCH 31,              DECEMBER 31,
                                                                            2001                    2000
                                                                       ---------------         ---------------
                                     ASSETS
CASH AND CASH EQUIVALENTS..............................................$        4,761          $         1,713
RESTRICTED CASH- SERVICING UNDER SECURITIZATION AGREEMENTS.............        24,640                   20,284
RESTRICTED CASH- PREFUNDING............................................         3,844                   95,218
INVESTMENT IN LEASES AND NOTES:
     Lease contracts and notes receivable due in installments..........       423,814                  404,366
     Notes receivable..................................................        36,225                   37,686
     Retained interest in leases and notes sold........................        15,123                   13,690
     Estimated residual value of equipment at end of lease term........        22,547                   22,121
     Deferred origination costs........................................         9,556                    9,061
Less: Unearned income..................................................      (103,877)                 (98,089)
     Security deposits.................................................        (5,773)                  (5,893)
     Allowance for losses..............................................       (14,077)                 (14,170)
                                                                       ---------------         ----------------
Net investment in leases and notes.....................................       383,538                  368,772
                                                                       --------------          ---------------

OTHER ASSETS...........................................................        10,235                   10,376
                                                                       --------------          ---------------
TOTAL ASSETS...........................................................$      427,018          $       496,363
                                                                       ==============          ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
REVOLVING CREDIT BORROWINGS............................................$       35,000          $        49,000
SENIOR NOTES...........................................................       300,829                  356,097
Less DISCOUNT ON SENIOR NOTES..........................................        (1,785)                    (636)
SENIOR SUBORDINATED NOTES..............................................        19,985                   19,985
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES...............................        18,862                   18,932
ACCRUED INTEREST.......................................................         2,054                    2,210
INTEREST RATE SWAP CONTRACTS...........................................         5,469                      --
DEFERRED INCOME TAXES..................................................         8,313                    9,985
                                                                       --------------          ---------------
TOTAL LIABILITIES......................................................       388,727                  455,573
                                                                       --------------          ---------------

STOCKHOLDERS' EQUITY:
     PREFERRED STOCK, $1.00 par value; authorized 5,000,000
     shares; issued - None.............................................            --                       --
     COMMON STOCK, $.01 par value; 15,000,000 shares
     authorized; issued and outstanding 4,713,530 shares in
     2001 and 4,713,030 in 2000........................................            47                       47
     Additional paid-in capital........................................        14,391                   14,364
     Retained earnings.................................................        32,097                   31,254
Less: Accumulated other comprehensive loss, net of tax.................        (3,321)                      --
     Treasury Stock (at cost) 546,477 shares in 2001 and 2000..........        (3,830)                  (3,830)
     Deferred compensation.............................................          (578)                    (635)
     Notes receivable from officers and employees......................          (515)                    (410)
                                                                       ---------------         ----------------
TOTAL STOCKHOLDERS' EQUITY.............................................        38,291                   40,790
                                                                       --------------          ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............................$      427,018          $       496,363
                                                                       ==============          ===============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                                   HPSC, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
               (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                              ---------------------------------------------
                                                   MARCH 31,                   MARCH 31,
                                                     2001                         2000
                                              -----------------            ----------------

 REVENUES:
     Earned income on leases and notes....... $         12,031             $         11,620
     Gain on sales of leases and notes.......            2,644                        1,154
     Provision for losses....................           (1,507)                      (1,357)
                                              -----------------            -----------------
 Net Revenues................................           13,168                       11,417
                                              -----------------            ----------------

 EXPENSES:
     Selling, general and administrative.....            5,186                        4,770
     Interest expense........................            7,797                        5,669
     Interest income.........................           (1,242)                        (202)
                                              -----------------            -----------------

 Net operating expenses......................           11,741                       10,237
                                              ----------------             ----------------
 INCOME BEFORE INCOME TAXES..................            1,427                        1,180
                                              ----------------             ----------------
 PROVISION FOR INCOME TAXES..................              584                          487
 NET INCOME.................................. $            843             $            693
                                              ================             ================
 BASIC NET INCOME PER SHARE.................. $           0.21              $          0.19
                                              ================             ================
 SHARES USED TO COMPUTE BASIC NET
 INCOME PER SHARE............................        3,947,977                    3,746,707
 DILUTED NET INCOME PER SHARE................ $           0.20              $          0.16
                                              ================             ================
 SHARES USED TO COMPUTE DILUTED NET
 INCOME PER SHARE............................        4,178,319                    4,319,621


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                                   HPSC, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                     MARCH 31,               MARCH 31,
                                                                                       2001                    2000
                                                                                 ---------------         ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income................................................................. $          843          $          693
     Adjustments to reconcile net income to net cash provided by
       Operating activities:
     Depreciation and amortization..............................................          1,626                   1,417
     Increase (decrease) in deferred income taxes...............................            476                     393
     Interest rate swap breakage cost...........................................            280                      --
     Restricted stock and option compensation...................................            112                      95
     Gain on sales of lease contracts and notes receivable......................         (2,644)                 (1,154)
     Provision for losses on lease contracts and notes receivable...............          1,507                   1,357
     Increase (decrease) in accrued interest....................................           (156)                    277
     Decrease in accounts payable and accrued liabilities.......................           (471)                   (203)
     Increase in accrued income taxes...........................................            116                      10
     Increase in other assets...................................................           (337)                    (46)
                                                                                   -------------         ---------------
Cash provided by operating activities...........................................          1,352                   2,839
                                                                                   -------------         --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Origination of lease contracts and notes receivable due in
        Installments............................................................        (66,015)                (61,375)
     Portfolio receipts, net of amounts included in income......................         23,198                  20,582
     Proceeds from sales of lease contracts and notes receivable due in
        Installments............................................................         26,976                  21,544
     Net (increase) decrease in notes receivable................................          1,461                    (975)
     Net decrease in security deposits..........................................           (120)                   (152)
     Net decrease in other assets...............................................            371                     374
     Net (increase) decrease in loans to employees..............................           (105)                     31
                                                                                   -------------         --------------
Cash used in investing activities...............................................        (14,234)                (19,971)
                                                                                   -------------         ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of term securitization  notes....................................        (40,215)                  ---
     Repayment of other senior notes............................................        (21,114)                (24,932)
     Proceeds from issuance of term securitization  notes, net of debt issue
        costs...................................................................          4,519                   ---
     Proceeds from issuance of other senior notes, net of debt issue costs......          ---                    40,099
     Net proceeds (repayments) of revolving credit borrowings...................        (14,000)                  4,000
     Swap breakage costs........................................................           (280)                  ---
     Purchase of treasury stock.................................................          ---                       (70)
     (Increase) decrease in restricted cash.....................................         87,018                  (1,188)
     Exercise of employee stock options.........................................              2                      20
                                                                                   ------------          --------------
Cash provided by financing activities...........................................         15,930                  17,929
                                                                                   ------------          --------------

Net increase in cash and cash equivalents.......................................          3,048                     797
Cash and cash equivalents at beginning of period................................          1,713                   1,356
                                                                                   ------------          --------------
Cash and cash equivalents at end of period...................................... $        4,761          $        2,153
                                                                                   ============          ==============

Supplemental disclosures of cash flow
information:
   Interest paid................................................................ $       6,753           $        5,257
   Income taxes paid.............................................................           23                       77


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                                   HPSC, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      1. The information presented for the interim periods is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of HPSC, Inc. (the "Company"), are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results to be expected for the full fiscal year. Certain 2000 amounts have been reclassified to conform with 2001 presentation. These financial statements have been prepared in accordance with the instructions of Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. As a result, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's latest annual report on Form 10-K.

      2. The Company computes and presents its earnings per share data in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". The Company's basic net income per share calculation is based on the weighted average number of common shares outstanding, which does not include unallocated shares under the Company's Employee Stock Ownership Plan ("ESOP"), unvested restricted shares issued under the Company's Incentive Stock Plans, treasury stock, or any shares issuable upon the exercise of outstanding stock options. Diluted net income per share includes the weighted average number of common shares subject to stock options and contingently issuable restricted shares under the Company's Stock Incentive Plans outstanding as calculated under the treasury stock method, but not treasury stock or unallocated shares under the Company's ESOP.

      3. During the quarter ended March 31, 2001, the Company utilized approximately $91,374,000 of the prefunding restricted cash originally provided to the Company in December 2000 pursuant to the Equipment Receivables 2000-1 term securitization ("ER 2000-1"). The remaining unused portion of approximately $3,844,000 was used to prepay principal on the ER 2000-1 notes in April 2001. In addition, of the original $1,049,000 of proceeds set aside to service the interest requirements on the prefunding debt, $768,000 was unused during the quarter ended March 31, 2001 and was subsequently released from restrictions to the Company in April 2001. At March 31, 2001, the Company had a total of $187,613,000 outstanding relating to contracts sold to Equipment Receivables 2000-1 LLC I ("ER 2000-1 LLC I") and $286,315,000 of indebtedness outstanding relating to contracts pledged to Equipment Receivables 2000-1 LLC II ("ER 2000-1 LLC II"). In connection with these sales and loans, the Company had two separate interest rate swap agreements outstanding as a hedge against exposures to variable rates applicable to the Class A and Class B-1 notes.

      4. In March 2001, the Company received proceeds of $4,909,000, plus accrued but unpaid interest thereon, upon the sale of the ER 2000-1 Class F notes. At the time of the sale, the notes had a remaining face value of approximately $6,060,000.

      5. In February 2001, the Company repaid all amounts remaining outstanding under the loan portion of the HPSC Bravo Funding Corp. ("Bravo") revolving credit facility (the "Bravo Facility") with proceeds received from the prefunding arrangement provided through the ER 2000-1 term securitization. On March 31, 2001, Bravo had a total of $34,273,000 outstanding under the sale portion of the Bravo Facility. Bravo incurs interest at variable rates in the commercial paper market and enters into interest rate swap agreements to assure fixed rate funding. In connection with these sales, Bravo had two separate interest rate swap contracts with Fleet National Bank with a total notional value of $32,019,000 at March 31, 2001. At the time of entering into each sale, Bravo assigns its rights, title and interest in each interest rate swap contract to the purchasers of commercial paper. In the case where the notional value of the interest rate swap agreements significantly exceeds the outstanding underlying debt, the excess swap agreements would be marked-to-market through income until new borrowings are incurred which would be subject to such swap agreements. All interest rate swap agreements entered into by the Company are for other than trading purposes.

      6. A summary of information about the Company's operations by segment for the three months ended March 31, 2001 and 2000 are as follows:

                                                                            COMMERCIAL
                                                           LICENSED            AND
 (in thousands)                                            PROFESSIONAL     INDUSTRIAL
                                                           FINANCING        FINANCING     TOTAL
                                                           ------------    -----------  ---------
 FOR THE THREE MONTHS ENDED MARCH 31, 2001
 Earned income on leases and notes....................       $10,892       $ 1,139      $ 12,031
 Gain on sales of leases and notes....................         2,644            --         2,644
 Provision for losses.................................        (1,397)         (110)       (1,507)
 Selling, general and administrative expenses.........        (4,794)         (392)       (5,186)
                                                             -------       -------       -------
 Net profit contribution..............................         7,345           637         7,982

 Total assets.........................................       393,490        33,528       427,018

 FOR THE THREE MONTHS ENDED MARCH 31, 2000
 Earned income on leases and notes....................        10,400         1,220       11,620
 Gain on sales of leases and notes....................         1,154            --        1,154
 Provision for losses.................................        (1,357)           --       (1,357)
 Selling, general and administrative expenses.........        (4,270)         (500)      (4,770)
                                                             -------       -------       -------
 Net profit contribution..............................         5,927           720        6,647

 Total assets.........................................       367,085        36,840      403,925


The following reconciles net segment profit contribution as reported above to total consolidated income before income taxes:

FOR THE THREE MONTHS ENDED MARCH 31,               2001           2000
                                                   ----           ----
(in thousands)
Net segment profit contribution..........       $ 7,982        $ 6,647
Interest expense.........................        (7,797)        (5,669)
Interest income on cash balances.........         1,242            202
                                                -------        --------
Income before income taxes...............       $ 1,427        $ 1,180

      Other Segment Information - The Company derives substantially all of its revenues from domestic customers. As of March 31, 2001, no single customer within the licensed professional financing segment accounted for greater than 1% of the total owned and serviced portfolio of that segment. Within the commercial and industrial financing segment, no single customer accounted for greater than 10% of the total portfolio of that segment. The licensed professional financing segment relies on certain vendors to provide referrals to the Company. For the three months ended March 31, 2001, no one vendor accounted for greater than 7% of the Company's licensed professional financing originations.

      7. On January 1, 2001 the Company adopted the new accounting provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No.138. This Statement establishes new accounting and reporting standards for derivative instruments and for hedging activities. It requires an entity to recognize derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value, with an offset generally recorded to Accumulated Other Comprehensive Income. If changes in the fair value of a derivative instrument designated as a hedge are not perfectly offset against corresponding changes in the fair value or forecasted cash flows of the hedged item, the difference will generally require an entity to recognize a gain or loss in the Statement of Operations. The Company manages its exposure to interest rate risks by entering into interest rate swap contracts as a hedge against the variable interest rate exposures on portions of its outstanding loan and sale obligations in its ER 2000-1 term securitization facility (Note 3) as well as its Bravo Facility (Note
5). These interest rate swap contracts, which qualify and are designated as cash flow hedges, have the effect of converting the Company's interest payments on these debt obligations from a variable rate to a fixed rate. The Company measures effectiveness of its hedging activities on an ongoing basis in accordance with its documented risk management policies.

      The Company had two separate interest rate swap contracts outstanding, the fair value of which is recorded as a liability on the Company's balance sheet at March 31, 2001.

      At March 31, 2001, comprehensive income consisted of unrealized gains and losses resulting from changes in the fair market value of cash flow hedges during the quarter and from the adoption of SFAS No. 133 on January 1, 2001. Details of the Company's comprehensive income for the three months ended March 31, 2001 and 2000 are as follows:

   FOR THE THREE MONTHS ENDED MARCH 31,                                                 2001     2000
                                                                                        ----     ----
   (in thousands)
   Net income.....................................................................  $   843     $  693
   Unrealized losses on interest rate swap contracts, net of taxes................   (2,391)       ---
   Less: Reclassification adjustment for losses included in net income,
         net of taxes.............................................................      132        ---
                                                                                    --------    ------
   Other comprehensive income before cumulative effect adjustment.................   (1,415)       693
                                                                                    --------    ------
   Cumulative effect adjustment upon the adoption of SFAS No. 133,
         net of taxes.............................................................   (1,062)       ---
                                                                                    --------    ------
   Comprehensive income (loss)....................................................  $(2,478)    $  693
                                                                                    ========    ======

      During the first quarter ended March 31, 2001, the Company's interest rate swaps were effective in offsetting changes in cash flows on the Company's debt instruments. The reclassification adjustment from Other Comprehensive Income pertains to swap breakage costs on a terminated interest rate swap contract.
The total cost to terminate the swap was $280,000 and is reflected as a component of selling, general and administrative expenses for the three months ended March 31, 2001.

      8. In September 2000, SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125" was issued. This Statement modifies certain standards for the accounting of transfers of financial assets and also requires entities to provide expanded financial statement disclosures related to securitization activities. The accounting changes associated with this Statement will be effective for new transfers and servicing of financial assets occurring after March 31, 2001. The Company does not anticipate a material impact on its consolidated results of operations as a result of the implementation of the new accounting standards.

      The following is a summary of certain cash flow activity received from and paid to securitization facilities for the three months ended March 31, 2001:

(in thousands)
Cash proceeds from new securitizations.................................        $26,976
Cash collections from obligors, remitted to securitization facilities..        (16,455)
Servicing fees received................................................            260
Other cash flows retained by servicer..................................          1,183
Servicing advances.....................................................         (1,332)
Reimbursed servicing advances..........................................            ---


      The following is a summary of the performance of financing contracts owned by the Company as well as owned by others and managed by the Company:

                                                                           NET INVESTMENT
                                                                          OUTSTANDING FOR
                                                     NET INVESTMENT       ACCOUNTS OVER 90
(in thousands)                                         OUTSTANDING          DAYS PAST DUE          NET CREDIT LOSSES
                                                       -----------          -------------          -----------------
                                                                                                FOR THREE MONTHS ENDING
                                                                  AT MARCH 31, 2001                  MARCH 31, 2001
                                                                                                     --------------
                                                   -------------------------------------------
Licensed professional financing segment...........             $548,612              $ 20,792            $ 1,067
Commercial and industrial financing segment.......               28,692                ---                   533
                                                               ---------             --------            -------
     Total owned and managed......................              577,304              $ 20,792            $ 1,600
Less:
Securitized licensed professional financing assets              193,766
   Total owned                                                 $383,538
                                                               ========


      9. In July 2000, the Emerging Issues Task Force ("EITF") released Issue No. 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets". This Issue provides guidance to transferors of financial assets as to appropriate accounting treatment for interest income and impairment in retained beneficial interests in securitized assets. The guidelines provided by this Issue will be effective for the second quarter of the Company's fiscal year ending December 31, 2001. The Company does not believe this guidance will have a material effect on its consolidated financial results.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      Earned income from leases and notes for the three months ended March 31, 2001 was $12,031,000 (including approximately $1,139,000 from the Company's commercial lending subsidiary, American Commercial Finance Corporation ("ACFC")) as compared to $11,620,000 (including approximately $1,220,000 from ACFC) for the three months ended March 31, 2000. The increase was due principally to increases in net investment in leases and notes in 2001 over 2000 resulting in part from a higher level of originations of $59,490,000 for the three months ended March 31, 2001 compared to $57,253,000 for the same period in 2000. Gains on sales of leases and notes were $2,644,000 for the three months ended March 31, 2001 compared to $1,154,000 for the three months ended March 31, 2000. The increase was due to higher levels of sales activity and improved margins associated with current year asset sales as compared to 2000. For the quarter ended March 31, 2001 the Company sold a portion of the beneficial interests in assets totaling $24,472,000 compared to $22,649,000 for the same period in 2000.

      Interest expense (net of interest income) for the first quarter of 2001 was $6,555,000 (54% of earned income) compared to $5,467,000 (47% of earned income) in the comparable 2000 period. The increase in net interest expense was partially due to a 21% increase in average debt levels from March 31, 2000 to March 31, 2001. These higher average debt levels resulted primarily from increased borrowings to finance higher levels of contract originations in 2001 as well as from the prefunding arrangement provided to the Company through the ER 2000-1 term securitization transaction. The increase in percentage of earned income was due to higher average interest rates in the Revolver in the current year as compared to the prior fiscal year, increased amortization of deferred debt origination costs in 2001 compared to 2000, as well as higher interest costs resulting from the prefunded debt provided to the Company through the term securitization.

      Net financing margin (earned income less net interest expense) for the quarter ended March 31, 2001 was $5,476,000 (46% of earned income) compared to $6,153,000 (53% of earned income) for the first quarter of 2000. The decrease in amount was due to higher Revolver interest rates in the current year as compared to borrowing costs in the prior year, increased amortization of deferred debt origination costs in 2001 compared to 2000, as well as higher interest costs resulting from the prefunded debt provided to the Company through the term securitization.

      The provision for losses for the first quarter of 2001 was $1,507,000 (13% of earned income) compared to $1,357,000 (12% of earned income) in the first quarter of 2000. The increase in amount and percentage were due to growth in the portfolio, along with the Company's evaluation of its allowance for losses, portfolio quality, delinquency trends, and loss history across its entire owned and serviced portfolio.

      The allowance for losses at March 31, 2001 was $14,077,000 (3.7% of net investment in leases and notes) compared to $14,170,000 (3.9% of net investment in leases and notes) at December 31, 2000. Net charge-offs for the three months ended March 31, 2001 were $1,600,000 compared to $975,000 for the same period in 2000. The increase was primarily due to the write-off of the remaining balance of an account within the Company's commercial lending subsidiary. This obligors' account had been fully reserved in prior periods.

      Selling, general and administrative expenses for the three months ended March 31, 2001 were $5,186,000 (43% of earned income) compared to $4,770,000 (41% of earned income) in the comparable 2000 period. The increase was primarily caused by increased interest rate swap breakage costs in the current year as well as higher legal and collection related expenses arising out of higher delinquency levels.

      The Company's income before income taxes for the quarter ended March 31, 2001 was $1,427,000 compared to $1,180,000 in the same period in 2000. The provision for income taxes was $584,000 (41% of income before income taxes) for the three months ended March 31, 2001 compared to $487,000 (41% of income before income taxes) for the same period in 2000.

      The Company's net income for the three months ended March 31, 2001 was $843,000 ($0.20 diluted net income per share) compared to $693,000 ($0.16 diluted net income per share) for the three months ended March 31, 2000. The increase resulted from higher earned income on leases and notes and higher gains on sales of leases and notes, offset by higher selling, general and administrative costs, higher net interest costs, and a higher provision for losses.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2001, the Company had $33,245,000 in cash, cash equivalents and restricted cash as compared to $117,215,000 at December 31, 2000. A significant portion of this cash was restricted pursuant to financing agreements. Components of restricted cash at March 31, 2001 and at December 31, 2000 were as follows:

                                                                                 MARCH 31,     DECEMBER 31,
(in thousands)                                                                    2001            2000
     Cash collections- Bravo.................................................... $  817         $ 5,738
     Cash collections- ER 2000-1 LLC I..........................................  9,011             ---
     Cash collections- ER 2000-1 LLC II.........................................  5,804           4,675
     Prefunding arrangements- ER 2000-1.........................................  3,844          95,218
     Capitalized interest- ER 2000-1............................................    768           1,049
     Amounts required for initial interest payment- ER 2000-1...................    ---           2,735
     Cash escrow- ER 2000-1 swap agreement......................................  1,012           1,002
     Cash reserves- ER 2000-1...................................................  7,072           5,085
     Cash residual payment reserves- ER 2000-1..................................    156           ---
                                                                                -------        --------
         Total..................................................................$28,484        $115,502
                                                                                -------        --------


      As discussed in Note 3, the Company utilized approximately $91,374,000 of the prefunding restricted cash originally provided to the Company in December 2000 pursuant to the ER 2000-1 securitization. The remaining unused portion of $3,844,000 was used to prepay principal on the ER 2000-1 notes in April 2001. In addition, of the original $1,049,000 of proceeds set aside to service the interest requirements on the prefunding debt, $768,000 was unused during the quarter ended March 31, 2001 and was subsequently released to the Company in April 2001.

      Cash provided by operating activities was $1,352,000 for the three months ended March 31, 2001 compared to $2,839,000 for the three months ended March 31, 2000. The significant components of cash provided by operating activities for the three months ended March 31, 2001 as compared to the same period in 2000 were an increase in net income of $843,000 in 2001 from $693,000 in 2000, adjusted for increased gains on sales of lease contracts and notes receivable of $2,644,000 in 2001 compared to $1,154,000 in 2000, and swap breakage costs of $280,000 in 2001 compared to none in the prior year.

      Cash used in investing activities was $14,234,000 for the three months ended March 31, 2001 compared to $19,971,000 for the three months ended March 31, 2000. The significant components of cash used in investing activities for the first three months of 2001 compared to the same period in 2000 were an increase in originations of lease contracts and notes receivable due in installments to $66,015,000 from $61,375,000, offset by an increase in portfolio receipts of $23,198,000 from $20,582,000, an increase in proceeds from sales of lease contracts and notes receivable of $26,976,000 in 2001 compared to $21,544,000 in 2000, as well as a net decrease in notes receivable of $1,461,000 for the quarter ended March 31, 2001 compared to a net increase of $975,000 for the first quarter of 2000.

      Cash provided by financing activities for the three months ended March 31, 2001 was $15,930,000 compared to $17,929,000 for the three months ended March 31, 2000. The significant components of cash provided by financing activities for the first three months of 2001 as compared to the equivalent period in 2000 included proceeds from the issuance of senior notes pursuant to the ER 2000-1 term securitization, net of debt issuance costs, of $4,519,000 in 2001, proceeds from the issuance of other senior notes of $40,099,000 in 2000, along with a decrease in restricted cash of $87,018,000 in 2001 compared to an increase of $1,188,000 in 2000. These were offset by repayments on term securitization notes of $40,215,000 in 2001, repayments of other senior notes of $21,114,000 in 2001 compared to $24,932,000 in 2000, and net repayments of revolving credit borrowings of $14,000,000 in 2001 compared to net proceeds of $4,000,000 for the same period in 2000.

      In December 2000, the Company completed a $527,106,000 private placement term securitization. The securitization, referred to as the Equipment Receivables 2000-1, was underwritten by Credit Suisse First Boston Corporation. The Company, along with subsidiaries ACFC, Bravo, and Capital, transferred certain leases and notes to the newly formed special purpose entities, ER 2000-1 LLC I and ER 2000-1 LLC II. HPSC, Bravo, Capital and ACFC sold their leases and notes to ER 2000-1 LLC I and pledged their leases and notes to ER 2000-1 LLC II as collateral for a loan. ER 2000-1 LLC I and ER 2000-1 LLC II issued notes to finance the purchase of, and loan against the collateral consisting of leases and notes transferred from HPSC, ACFC, Bravo and Capital. The proceeds of the purchase and loan were used to retire senior notes and other obligations outstanding in both the Bravo and Capital Facilities as well as to pay down amounts outstanding under the Revolving Loan Agreement. The securitization further provided for $95,218,000 of the initial proceeds from the issuance of the notes to be prefunded to ER 2000-1 LLC I and ER 2000-1 LLC II for the sole purpose of acquiring additional financing contracts from the Company. Upon the expiration of the prefunding period in March 2001, approximately $3,800,000 of the original prefunding remained unused for the purpose of acquiring contracts and was subsequently used to prepay principal on the notes in April 2001. The Company is the servicer of the portfolio, subject to its meeting certain covenants. Monthly payments of principal and interest on the ER 2000-1 Notes are made from regularly scheduled collections generated from the underlying lease and note portfolio. As a hedge against interest rate risk related to its variable rate obligations on the notes, ER 2000-1 entered into interest rate swap contracts with Fleet National Bank. The interest rate swap contracts have the effect of converting the Company's interest payments on the Class A and Class B-1 notes from a variable rate of interest to a fixed rate. At March 31, 2001, ER 2000-1 LLC I had $187,613,000 of notes outstanding and ER 2000-1 LLC II had $286,315,000 of notes outstanding. Approximately 6% of the contract obligations securing ER 2000-1 LLC II notes comprise revolving lines of credit originated by ACFC.

      In May 1999, the Company executed the Third Amendment to the Third Amended and Restated Revolving Credit Agreement with Fleet National Bank (formerly BankBoston) as the Agent Bank. The Third Amendment to the Revolver Agreement provided availability to the Company of $90,000,000 through May 2000. In May 2000, a Fourth Amended and Restated Credit Agreement was executed with Fleet National Bank as Managing Agent (the "Revolver Agreement") providing availability to the Company of up to $90,000,000 through May 2001 upon substantially the same terms and conditions. Under the Revolver Agreement, the Company may borrow at variable rates of prime and at LIBOR plus 1.50% to 1.75%, depending upon certain performance covenants. At March 31, 2001, the Company had $35,000,000 outstanding under this facility and $55,000,000 available for borrowing, subject to borrowing base limitations. The outstanding borrowings under the Revolver Agreement are not hedged and, therefore, are exposed to upward movements in interest rates. In March 2001, the Revolver was amended, effective December 31, 2000, to modify the Company's tangible net worth, interest coverage, and leverage ratio covenant requirements, primarily to permit the costs incurred by the Company in connection with its ER 2000-1 term securitization in December 2000. In May 2001, the Company executed a Third Amendment to the Fourth Amended and Restated Credit Agreement, providing availability of $83,500,000 through May 2002 at variable rates of prime plus
 .75% to 1.25% and at LIBOR plus 2.25% to 2.75%, depending upon certain performance covenants.

      In April 1999, the Company, along with its wholly-owned, special purpose subsidiary, HPSC Capital Funding, Inc. ("Capital"), signed an amended Lease Receivable Purchase Agreement with EagleFunding Capital Corporation ("Eagle"). This revolving credit facility (the "Capital Facility") provides the Company with available borrowings up to $125,000,000. Under the terms of the Capital Facility, Capital, to which the Company may sell or contribute certain of its portfolio assets from time to time, pledges or sells its interests in these assets to Eagle, a commercial paper conduit entity. Capital may borrow at variable rates in the commercial paper market and may enter into interest rate swap agreements to assure fixed rate funding. Monthly settlements of the borrowing base and any applicable principal and interest payments are made from collections of Capital's portfolio. The Company is the servicer of the Capital portfolio subject to certain covenants. The required monthly payments of principal and interest to purchasers of the commercial paper are guaranteed by Fleet Bank pursuant to the terms of the facility. In December 2000, the Company repaid all outstanding borrowings in the Capital Facility with the proceeds received from the issuance of the Equipment Receivables 2000-1 term securitization notes. In April 2001, the Capital Facility was renewed under substantially the same terms and conditions, providing the Company with availability up to $75,000,000. No borrowings were outstanding in Capital as of March 31, 2001.

      In June 1998, the Company, along with its wholly-owned, special-purpose subsidiary HPSC Bravo Funding Corp. ("Bravo"), signed an amended revolving credit facility (the "Bravo Facility") structured and guaranteed by MBIA, Inc., providing the Company with available borrowings up to $225,000,000. In March 2000, the Bravo Facility was amended to provide the Company with available borrowings up to $347,500,000 upon substantially the same terms and conditions. This facility was subsequently increased to $397,500,000 in May 2000. Under the terms of the Bravo Facility, Bravo, to which the Company sells and may continue to sell or contribute certain of its portfolio assets, subject to certain covenants regarding Bravo's portfolio performance and borrowing base calculations, pledges or sells its interests in these assets to a commercial paper conduit entity. Bravo incurs interest at variable rates in the commercial paper market and enters into interest rate swap agreements to assure fixed rate funding. Monthly settlements of principal and interest payments are made from the collection of payments on Bravo's portfolio. The Company is the servicer of the Bravo portfolio, subject to meeting certain covenants. Pursuant to the terms of the facility, the required monthly payments of principal and interest to purchasers of the commercial paper are guaranteed by MBIA, Inc. In December 2000 and in February 2001, the Company repaid substantial portions of outstanding borrowings in the Bravo Facility with the proceeds received from the issuance of the ER 2000-1 term securitization notes. At March 31, 2001, the Company did not have any outstanding borrowings under the loan portion of the Bravo Facility and had $34,273,000 outstanding under the sale portion of the Bravo Facility. In connection with these sales, Bravo had two separate interest rate swap contracts with Fleet National Bank with a total notional value of $32,019,000. The Company anticipates that it will continue to use the Bravo Facility to meet a portion of its financing requirements. As of March 31, 2001, the Company has obtained a waiver from its lenders for non-compliance with its tangible net worth, interest coverage, and leverage ratio covenant requirements as a result of costs incurred related to the ER 2000-1 asset securitization transaction in December 2000.

      In March 1997, the Company issued $20,000,000 of unsecured senior subordinated notes due in 2007 ("Senior Subordinated Notes") bearing interest at a fixed rate of 11% (the "Note Offering"). The Company received approximately $18,300,000 in net proceeds from the Note Offering and used such proceeds to repay amounts outstanding under the Revolver Agreement. The Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, other than through the operation of a sinking fund, after April 1, 2002 at established redemption prices, plus accrued but unpaid interest to the date of repurchase. Beginning July 1, 2002, the Company is required to redeem through sinking fund payments, on January 1, April 1, July 1, and October 1 of each year, a portion of the aggregate principal amount of the Senior Subordinated Notes at a redemption price equal to $1,000,000 plus accrued but unpaid interest to the redemption date. As of March 31, 2001, the outstanding balance of the Senior Subordinated Notes was $19,985,000.

      Management believes that the Company's liquidity, resulting from the availability of credit under the Revolver Agreement, the Bravo and Capital Facilities, the Equipment Receivables 2000-1 term securitization, the Senior Subordinated Notes, and loans from various savings banks, along with cash obtained from the sales of its financing contracts and from internally generated revenues, is adequate to meet current obligations and future projected levels of financings and to carry on normal operations. In order to finance its anticipated portfolio growth, the Company will continue to seek to raise additional capital from bank and non-bank sources. The Company expects that it will be able to obtain additional capital at competitive rates, but there can be no assurance it will be able to do so.

FORWARD-LOOKING STATEMENTS

      This Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act. When used in this Form 10-Q, the words "believes," "anticipates," "expects," "plans," "intends," "estimates," "continue," "may," or "will" (or the negative of such words) and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties, including but not limited to the following: the Company's dependence on maintaining and increasing funding sources; restrictive covenants in funding documents; payment restrictions and default risks in asset securitization transactions to which the Company, or its subsidiaries, are a party; customer credit risks; competition for customers and for capital funding at favorable rates relative to the capital costs of the Company's competitors; changes in healthcare payment policies; interest rate risk; the risk that the Company may not be able to realize the residual value on financed equipment at the end of its lease term; risks associated with the sale of certain receivable pools by the Company; dependence on sales representatives and the current management team; and fluctuations in quarterly operating results. The Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2000, contain additional information concerning such risk factors. Actual results in the future could differ materially from those described in any forward-looking statements as a result of the risk factors set forth above, and the risk factors described in the Annual Report. HPSC cautions the reader, however, that such list of risk factors may not be exhaustive. HPSC undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

                                   HPSC, INC.

                           PART II. OTHER INFORMATION

Items 1 through 6 are omitted because they are inapplicable.


                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HPSC, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  HPSC, INC.
                                  ------------------------------
                                  (REGISTRANT)

                                   By:        /s/   JOHN W. EVERETS
                                     -------------------------------------------
                                                    JOHN W. EVERETS
                                                 CHIEF EXECUTIVE OFFICER
                                                 CHAIRMAN OF THE BOARD

                                   By:       /s/  RENE LEFEBVRE
                                       -----------------------------------------
                                                  RENE LEFEBVRE
                                                 VICE PRESIDENT
                                                 CHIEF FINANCIAL OFFICER

                                   By:       /s/  WILLIAM S. HOFT
                                       -----------------------------------------
                                                  WILLIAM S. HOFT
                                                 FINANCIAL REPORTING MANAGER

Dated: May 14, 2001