Form 10-Q
period 2001-09-30
HPSC INC
filed 2001-11-14
CIK 718909

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                 TO

                         COMMISSION FILE NUMBER 0-11618

                                   HPSC, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                     04-2560004
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: COMMON STOCK, PAR VALUE $0.01 PER SHARE SHARES OUTSTANDING AT NOVEMBER 1, 2001, 4,153,765.

================================================================================

                                   HPSC, INC.

                                TABLE OF CONTENTS

                                                                                               Page
                                                                                               ----
PART I    FINANCIAL INFORMATION

ITEM 1      Condensed Consolidated Balance Sheets as of September 30, 2001 and
              December 31, 2000........................................................          3

            Condensed Consolidated Statements of Income for the Three and Nine
              Months Ended September 30, 2001 and 2000.................................          4

            Condensed Consolidated Statements of Cash Flows for the Nine Months
              Ended September 30, 2001 and 2000........................................          5

            Notes to Condensed Consolidated Financial Statements.......................          6

ITEM 2      Management's Discussion and Analysis of Financial Condition and
              Results of Operations....................................................         10

PART II   OTHER INFORMATION

            Item 6  Exhibits and reports on Form 8-K...................................         14

            Signatures.................................................................         14

                                   HPSC, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                          SEPTEMBER 30,   DECEMBER 31,
                                                                              2001           2000
                                                                          -----------     ------------
                                ASSETS
CASH AND CASH EQUIVALENTS ...........................................      $   7,554       $   1,713
RESTRICTED CASH- SERVICING UNDER SECURITIZATION AGREEMENTS ..........         26,257          20,284
RESTRICTED CASH- PREFUNDING .........................................             --          95,218
INVESTMENT IN LEASES AND NOTES:
     Lease contracts and notes receivable due in installments .......        405,940         404,366
     Notes receivable ...............................................         39,616          37,686
     Retained interest in leases and notes sold .....................         21,959          13,690
     Estimated residual value of equipment at end of lease term .....         23,828          22,121
     Deferred origination costs .....................................          9,327           9,061
Less: Unearned income ...............................................       (100,179)        (98,089)
     Security deposits ..............................................         (5,324)         (5,893)
     Allowance for losses ...........................................        (14,410)        (14,170)
                                                                           ---------       ---------
Net investment in leases and notes ..................................        380,757         368,772
                                                                           ---------       ---------

OTHER ASSETS ........................................................         10,361          10,376
                                                                           ---------       ---------
TOTAL ASSETS ........................................................      $ 424,929       $ 496,363
                                                                           =========       =========

                LIABILITIES AND STOCKHOLDERS' EQUITY
REVOLVING CREDIT BORROWINGS .........................................      $  55,000       $  49,000
SENIOR NOTES ........................................................        273,466         356,097
Less: DISCOUNT ON SENIOR NOTES ......................................         (1,116)           (636)
SENIOR SUBORDINATED NOTES ...........................................         19,985          19,985
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES ............................         21,167          18,932
ACCRUED INTEREST ....................................................          2,129           2,210
INTEREST RATE SWAP CONTRACTS ........................................          9,118              --
DEFERRED INCOME TAXES ...............................................          7,615           9,985
                                                                           ---------       ---------
TOTAL LIABILITIES ...................................................        387,364         455,573
                                                                           ---------       ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     PREFERRED STOCK, $1.00 par value; authorized 5,000,000 shares;
     issued - None...................................................             --              --
     COMMON STOCK, $0.01 par value; 15,000,000 shares authorized;
     issued and outstanding 4,769,530 shares in 2001 and
     4,713,030 in 2000...............................................             48              47
     Additional paid-in capital .....................................         14,777          14,364
     Retained earnings ..............................................         33,575          31,254
Less: Accumulated other comprehensive loss, net of tax ..............         (5,536)             --
     Treasury  Stock (at cost) 594,765 shares in 2001 and
     546,477 in 2000.................................................         (4,180)         (3,830)
     Deferred compensation ..........................................           (361)           (635)
     Notes receivable from officers and employees ...................           (758)           (410)
                                                                           ---------       ---------
TOTAL STOCKHOLDERS' EQUITY ..........................................         37,565          40,790
                                                                           ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........................      $ 424,929       $ 496,363
                                                                           =========       =========

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   HPSC, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
               (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                                            ----------------------------  ----------------------------
                                                            SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                                 2001          2000           2001           2000
                                                            -------------  -------------  -------------  -------------
REVENUES:
     Earned income on leases and notes..................     $   12,014     $   12,870     $   36,461     $   36,844
     Gain on sales of leases and notes..................          4,305          2,149         11,167          5,770
     Provision for losses...............................         (2,752)        (2,202)        (6,812)        (5,398)
                                                             -----------    -----------    -----------    -----------
Net revenues............................................         13,567         12,817         40,816         37,216
                                                             ----------     ----------     ----------     ----------
EXPENSES:
     Selling, general and administrative................          5,453          4,774         16,885         14,867
     Interest expense...................................          6,646          6,768         21,774         18,948
     Interest income....................................           (193)          (179)        (1,730)          (581)
                                                             -----------    -----------    -----------    -----------
Net operating expenses..................................         11,906         11,363         36,929         33,234
                                                             ----------     ----------     ----------     ----------

INCOME BEFORE INCOME TAXES..............................          1,661          1,454          3,887          3,982

PROVISION FOR INCOME TAXES..............................            660            594          1,566          1,635
                                                             ----------     ----------     ----------     ----------

NET INCOME..............................................     $    1,001     $      860     $    2,321     $    2,347
                                                             ==========     ==========     ==========     ==========

BASIC NET INCOME PER SHARE..............................     $     0.25     $     0.22     $     0.58     $     0.61
                                                             ==========     ==========     ==========     ==========

SHARES USED TO COMPUTE BASIC NET
INCOME PER SHARE........................................      3,987,484      3,942,511      3,968,015      3,858,658

DILUTED NET INCOME PER SHARE............................     $     0.23     $     0.20     $     0.54     $     0.54
                                                             ==========     ==========     ==========     ==========

SHARES USED TO COMPUTE DILUTED
NET INCOME PER SHARE....................................      4,343,260      4,283,896      4,313,137      4,331,300


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   HPSC, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR EACH OF THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       SEPTEMBER 30,  SEPTEMBER 30,
                                                                            2001          2000
                                                                       -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income.....................................................     $   2,321     $   2,347
     Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization .................................         5,429         4,474
     Increase in deferred income taxes .............................         1,212         1,328
     Interest rate swap breakage costs .............................           539            --
     Restricted stock and option compensation ......................           485           490
     Gain on sales of lease contracts and notes receivable .........       (11,167)       (5,770)
     Provision for losses on lease contracts and notes
       receivable...................................................         6,812         5,398
     Increase (decrease) in accrued interest .......................           (81)          192
     Increase in accounts payable and accrued liabilities ..........         3,337           437
     Increase in accrued income taxes ..............................           202            45
     Increase in operating related other assets ....................        (1,107)         (101)
                                                                         ---------     ---------
Cash provided by operating activities ..............................         7,982         8,840
                                                                         ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Origination of lease  contracts and notes  receivable
       due in installments..........................................      (193,134)     (183,882)
     Portfolio receipts, net of amounts included in income .........        56,738        65,337
     Proceeds from sales of lease contracts and notes
       receivable due in installments...............................        17,178        34,599
     Net increase in notes receivable ..............................        (1,930)       (9,530)
     Net decrease in security deposits .............................          (569)         (536)
     Net decrease in investing related other assets ................           262           351
     Net increase in loans to employees ............................          (351)          (25)
                                                                         ---------     ---------
Cash used in investing activities ..................................      (121,806)      (93,686)
                                                                         ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of term securitization notes ........................       (56,132)           --
     Repayment of other senior notes ...............................       (24,577)      (60,617)
     Proceeds from issuance of term securitization notes, net
       of debt issue costs..........................................         4,563            --
     Proceeds from issuance of other senior notes, net
       of debt issue costs..........................................       101,163       138,507
     Net proceeds from revolving credit borrowings .................         6,000         4,000
     Interest rate swap breakage costs .............................          (539)         --
     Purchase of treasury stock ....................................          (350)         (157)
     Decrease in restricted cash ...................................        89,245         2,058
     Repayment of employee stock ownership plan promissory
       note.........................................................           105           105
     Exercise of employee stock options ............................           187            27
                                                                         ---------     ---------
Cash provided by financing activities ..............................       119,665        83,923
                                                                         ---------     ---------

Net increase (decrease) in cash and cash equivalents ...............         5,841          (923)
Cash and cash equivalents at beginning of period ...................         1,713         1,356
                                                                         ---------     ---------
Cash and cash equivalents at end of period..........................     $   7,554     $     433
                                                                         =========     =========

Supplemental disclosures of cash flow information:
     Interest paid..................................................     $  19,071     $  18,139
     Income taxes paid .............................................           134           239

Non-cash transactions:
     Asset sale transfers in satisfaction of senior notes...........     $ 109,145     $  39,546

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   HPSC, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

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

2.  EARNINGS PER SHARE

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

3.  EQUIPMENT RECEIVABLES 2000-1

During 2001 the Company utilized approximately $91,374,000 of the prefunding restricted cash originally provided to the Company in December 2000 pursuant to the Equipment Receivables 2000-1 term securitization ("ER 2000-1") to fund the Company's financing activities. The remaining unused portion of the prefunded restricted cash of approximately $3,844,000 was used to prepay principal on the ER 2000-1 notes in April 2001. In addition, of the original $1,049,000 of ER 2000-1 note proceeds set aside to service the interest requirements on the prefunding debt, $768,000 was unused and was subsequently released from restrictions to the Company in April 2001. At September 30, 2001, the Company had a total of $234,242,000 outstanding relating to contracts sold to Equipment Receivables 2000-1 LLC I ("ER 2000-1 LLC I") and $161,252,000 of indebtedness outstanding relating to contracts pledged to Equipment Receivables 2000-1 LLC II ("ER 2000-1 LLC II"). In connection with these sales and loans, the Company had two separate interest rate swap agreements outstanding as a hedge against variable rate exposures applicable to the Class A and Class B-1 notes issued in the ER 2000-1 securitization.

In March 2001, the Company received proceeds of $4,909,000, plus accrued but unpaid interest thereon, upon the sale of the ER 2000-1 Class F notes. At the time of the sale, the notes had a remaining face value of approximately $6,060,000.

The ER 2000-1 Class E notes, originally purchased by Credit Suisse First Boston ("CSFB") for 90% of face value in December 2000, were subsequently resold to a third party investor in May 2001 for approximately 100% of remaining face value, with the additional proceeds shared by CSFB and the Company. The Company received approximately $359,000. The remaining $230,000 in proceeds were retained by CSFB and treated by the Company as a discount on the ER 2000-1 notes.

4.  BRAVO FACILITY

In February 2001, the Company repaid approximately $19,000,000 outstanding under the loan portion of the HPSC Bravo Funding LLC ("Bravo") revolving credit facility (the "Bravo Facility") with proceeds received from the prefunding arrangement provided through the ER 2000-1 securitization. In June 2001, the Bravo Facility was renewed to provide the Company with $285,000,000 of borrowing availability through June 2002 upon substantially the same terms and conditions. An additional $100,000,000 of availability was subsequently provided to the Company pursuant to this facility in August 2001, bringing the total amount available for borrowing to $385,000,000. On September 30, 2001, Bravo had a total of $147,126,000 outstanding under the loan and sale portions of the Bravo Facility ($99,653,000 in loans and $47,473,000 in sales). Bravo incurs interest at variable rates in the commercial paper market and enters into interest rate swap agreements to assure fixed rate funding. In connection with these loans and sales, Bravo had eight separate interest rate swap contracts with a total notional value of $142,764,000 at September 30, 2001. Bravo assigns its rights, title and interest in each interest rate swap contract to the purchasers of commercial paper issued by the conduit which provides the Bravo facility. In the case where the notional value of the interest rate swap agreements exceeds the debt outstanding under the Bravo facility, the excess swap agreements would be marked-to-market through income until new borrowings are incurred which would be subject to such swap agreements. All interest rate swap agreements entered into by the Company are for other than trading purposes. A waiver has been obtained by the Company under the Bravo Facility for the quarter ended September 30, 2001 for non-compliance by the Company with its tangible net worth, interest coverage, and leverage ratio covenant requirements as a result of costs incurred by the Company in connection with the issuance of the ER 2000-1 notes in December 2000 as well as from the accounting impact of SFAS No. 133. The Company intends to obtain a similar waiver for the quarter ended December 31, 2001.

5.  REVOLVING LOAN FACILITY

In May 2001, the Company executed a Third Amendment to the Fourth Amended and Restated Credit Agreement with Fleet National Bank as Managing Agent (the "Revolving Loan Agreement") providing availability to the Company of up to $83,500,000 through May 2002 under substantially the same terms and conditions.

6.  CAPITAL FACILITY

During the second quarter of fiscal year 2001, the Company, along with its wholly-owned special purpose subsidiary, HPSC Capital Funding Inc. ("Capital") terminated Capital's $75,000,000 revolving credit facility (the "Capital Facility") with EagleFunding Capital Corporation, a commercial paper conduit entity. The Capital Facility had not been utilized since December 2000 when all outstanding borrowings were repaid with proceeds received from the issuance of the ER 2000-1 notes.

7.  SEGMENT INFORMATION

A summary of information about the Company's operations by segment for the three and nine months ended September 30, 2001 and 2000 are as follows:

                                                     THREE MONTHS ENDED SEPTEMBER 30,           NINE MONTHS ENDED SEPTEMBER 30,
                                                   ------------------------------------      --------------------------------------
                                                                 COMMERCIAL                                 COMMERCIAL
                                                     LICENSED       AND                        LICENSED        AND
(in thousands)                                     PROFESSIONAL  INDUSTRIAL                  PROFESSIONAL   INDUSTRIAL
                                                    FINANCING     FINANCING       TOTAL       FINANCING      FINANCING       TOTAL
                                                   ------------  ----------       -----      ------------   ----------       -----
2001
----
Earned income on leases and notes..............     $ 11,013       $ 1,001      $ 12,014       $ 33,287       $ 3,174      $ 36,461
Gain on sales of leases and notes..............        4,305            --         4,305         11,167            --        11,167
Provision for losses...........................       (2,562)         (190)       (2,752)        (6,362)         (450)       (6,812)
Selling, general and administrative expenses...       (5,051)         (402)       (5,453)       (15,651)       (1,234)      (16,885)
                                                    --------       -------      --------       --------       -------      --------
Net profit contribution........................        7,705           409         8,114         22,441         1,490        23,931

Total assets...................................                                                 389,183        35,746       424,929

2000
----
Earned income on leases and notes..............     $ 11,402       $ 1,468      $ 12,870       $ 32,863       $ 3,981      $ 36,844
Gain on sales of leases and notes..............        2,149            --         2,149          5,770            --         5,770
Provision for losses...........................       (2,122)          (80)       (2,202)        (5,278)         (120)       (5,398)
Selling, general and administrative expenses...       (4,246)         (528)       (4,774)       (13,333)       (1,534)      (14,867)
                                                    --------       -------      --------       --------       -------      --------
Net profit contribution........................        7,183           860         8,043         20,022         2,327        22,349

Total assets...................................                                                 387,472        43,713       431,185


The following reconciles net segment profit contribution as reported above to total consolidated income before income taxes:

                                                  THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                  --------------------------------      -------------------------------
    (in thousands)                                      2001         2000                     2001         2000
                                                      --------     --------                 --------     --------
    Net segment profit contribution ..............    $  8,114     $  8,043                 $ 23,931     $ 22,349
    Interest expense .............................      (6,646)      (6,768)                 (21,774)     (18,948)
    Interest income on cash balances .............         193          179                    1,730          581
                                                      --------     --------                 --------     --------
    Income before income taxes ...................    $  1,661     $  1,454                 $  3,887     $  3,982

Other Segment Information - The Company derives substantially all of its revenues from domestic customers. As of September 30, 2001, no single customer within the licensed professional financing segment accounted for greater than 1% of the total owned and serviced portfolio of that segment. Within the commercial and industrial financing segment, no single customer accounted for greater than 10% of the total portfolio of that segment. The licensed professional financing segment relies on certain vendors to provide referrals to the Company. For the nine months ended September 30, 2001, no one vendor accounted for greater than 6% of the Company's licensed professional financing originations.

8.  DERIVATIVE INSTRUMENTS

On January 1, 2001 the Company adopted the new accounting provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137 and
138. This Statement establishes new accounting and reporting standards for derivative instruments and for hedging activities. It requires an entity to recognize derivatives as either assets or liabilities in the Statement of Financial Position and measure those instruments at fair value, with an offset generally recorded to Accumulated Other Comprehensive Income, net of taxes. If changes in the fair value of a derivative instrument designated as a hedge are not perfectly offset against corresponding changes in the fair value or forecasted cash flows of the hedged item, the difference may require an entity to recognize a gain or loss in the Statement of Operations. The Company manages its exposure to interest rate risks by entering into interest rate swap contracts as a hedge against the variable interest rate exposures of its outstanding loan and sale obligations in its ER 2000-1 securitization (Note 3) as well as its Bravo Facility (Note 4). These interest rate swap contracts, which qualify and are designated as cash flow hedges, have the effect of converting the Company's interest payments on these obligations from a variable rate to a fixed rate. The Company measures effectiveness of its hedging activities on an ongoing basis in accordance with its documented risk management policies.

The Company had ten separate interest rate swap contracts outstanding at September 30, 2001, of which seven were designated as hedging interest rate exposures to on-balance sheet debt obligations while three were assigned to non-consolidated special purpose subsidiaries. The fair value of the swap contracts hedging on-balance sheet debt obligations is recorded as a liability on the Company's balance sheet at September 30, 2001.

Comprehensive income consists of unrealized gains and losses resulting from changes in the fair market value of cash flow hedges since the adoption of SFAS No. 133 on January 1, 2001. Details of the Company's comprehensive income for the nine months ended September 30, 2001 and 2000 are as follows:

         FOR THE NINE MONTHS ENDED SEPTEMBER 30,                      2001              2000
         ---------------------------------------                    --------           -------
         (in thousands)
         Net income......................................           $  2,321           $ 2,347
         Unrealized losses on interest rate swap
               contracts, net of taxes...................             (4,606)               --
         Less: Reclassification adjustment for losses
               included in net income, net of taxes......                132                --
                                                                    --------           -------
         Other comprehensive income before cumulative
               effect adjustment.........................             (2,153)            2,347
                                                                    --------           -------
         Cumulative effect adjustment upon the adoption
               of SFAS No. 133, net of taxes.............             (1,062)               --
                                                                    --------           -------
         Comprehensive income (loss).....................           $ (3,215)          $ 2,347
                                                                    ========           =======

During the nine months ended September 30, 2001, the Company's interest rate swaps effectively offset changes in the hedged portion of the cash flows of the Company's variable rate debt obligations. The reclassification adjustment of $132,000 from Other Comprehensive Income pertains to swap breakage costs on a terminated interest rate swap contract. The total pretax cost to terminate the swap contract was $280,000 and is reflected as a component of selling, general and administrative expenses for the nine months ended September 30, 2001.

9.  ASSET SALES

In September 2000, SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125" was issued. This Statement modifies certain standards for the accounting of transfers of financial assets and also requires entities to provide expanded financial statement disclosures related to securitization activities. The accounting changes associated with this Statement became effective for all new transfers and servicing of financial assets occurring after March 31, 2001. These new accounting standards did not have a material impact on the Company's consolidated results of operations for the period ended September 30, 2001.

The following is a summary of certain cash flow activity received from and paid to securitization facilities for the nine months ended September 30, 2001:

      (in thousands)
      Asset sale transfers in satisfaction of senior notes...................           $ 109,145
      Cash proceeds from new securitizations.................................              17,178
      Cash collections from obligors, remitted to securitization facilities..            (64,357)
      Servicing fees received................................................               1,025
      Other cash flows retained by servicer..................................               4,518
      Net servicing (advances) repayments....................................             (1,993)

The following is a summary of the performance of financing contracts both owned by the Company as well as securitized and managed by the Company:

                                                                              NET INVESTMENT
                                                                              OUTSTANDING FOR
                                                            NET INVESTMENT    ACCOUNTS OVER 90         NET CREDIT LOSSES
(in thousands)                                               OUTSTANDING       DAYS PAST DUE        ------------------------
                                                            --------------    ----------------        FOR THE NINE MONTHS
                                                                  AT SEPTEMBER 30, 2001             ENDED SEPTEMBER 30, 2001
                                                            ----------------------------------      ------------------------
Licensed professional financing segment...............         $598,723           $ 19,871                   $ 6,046
Commercial and industrial financing segment...........           30,525                 --                       526
                                                               --------           --------                   -------
     Total owned and managed..........................          629,248           $ 19,871                   $ 6,572
Less:
Securitized licensed professional financing assets....          248,491
                                                               --------
   Total owned                                                 $380,757
                                                               ========

The Company reports and accounts for its retained interest in leases and notes sold pursuant to the Emerging Issues Task Force ("EITF") Issue No. 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets". Issue No. 99-20, which became effective for the Company in the second quarter of 2001, provides guidance to transferors of financial assets as to appropriate accounting treatment for interest income and impairment in retained beneficial interests in securitized assets. The implementation of this new accounting guidance did not have a material effect on the Company's results of operation for the period ended September 30, 2001.

10.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations", SFAS No. 142 "Goodwill and Other Intangible Assets", and SFAS No. 143 "Accounting for Asset Retirement Obligations". In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets". SFAS No. 141 provides financial accounting and reporting requirements for business combinations and amends or supersedes a number of prior related interpretations. It requires companies to use the purchase method of accounting for business combinations, whereas previous interpretations allowed for the pooling of interests method if certain criteria were met. The provisions for this Statement apply to all business combinations initiated after June 30, 2001. SFAS No. 142, which supersedes Accounting Principles Board Opinion No. 17 "Intangible Assets" ("APB No. 17"), addresses financial accounting and reporting standards for intangible assets. It also provides guidance on how to define, measure and record impairment losses on goodwill and other intangible assets and also requires additional related disclosures. The provisions of this Statement are required for fiscal years beginning after December 15, 2001. SFAS No. 143 provides new accounting standards for recording of liabilities related to legal obligations to retire tangible long-lived assets. The Statement requires an entity to recognize at fair value a liability associated with an asset retirement obligation in the period in which the liability is both incurred and in which the fair value is determinable. The provisions of this Statement are effective for the Company's fiscal year ended December 31, 2003, although earlier adoption is permitted. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of a long-lived asset or group of assets. This pronouncement, which supersedes and amends several earlier interpretations, provides impairment accounting guidance for tangible long lived assets to be either held and continued to be used by the entity or disposed of by sale or by other means. This Statement will be effective for the first quarter of the Company's fiscal year ending December 31, 2002, although earlier application is permitted. The Company does not believe the adoption of these four standards will have a material effect on its consolidated financial statements.

                                     ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Earned income from leases and notes for the three months ended September 30, 2001 was $12,014,000 (including approximately $1,001,000 from the Company's commercial lending subsidiary, American Commercial Finance Corporation ("ACFC")) as compared to $12,870,000 (including approximately $1,468,000 from ACFC) for the three months ended September 30, 2000, a decrease of 7%. Earned income for the nine months ended September 30, 2001 was $36,461,000 (including approximately $3,174,000 from ACFC) as compared to $36,844,000 (including approximately $3,981,000 from ACFC) for the comparable period in 2000, a 1% decrease. The changes in amounts for both the three and nine month periods were principally due to higher levels of originations in 2001 compared to 2000, offset by increased asset sales activity in the current year as compared to the prior year. Originations were $61,590,000 for the third quarter of 2001 compared to $59,424,000 for the same period in 2000 and $194,542,000 for the nine months ended September 30, 2001 compared to $180,142,000 for the same period in 2000, an increase of 4% and 8%, respectively. Gains on sales of leases and notes increased 100% to $4,305,000 for the three months ended September 30, 2001 compared to $2,149,000 for the three months ended September 30, 2000. For the nine months ended September 30, 2001, gains on sales of leases and notes were $11,167,000 compared to $5,770,000 for the comparable 2000 period, an increase of 94%. The increases for the three and nine months were due to higher levels of sales activity and improved margins associated with the current year's asset sales as compared to 2000. For the nine months ended September 30, 2001 the Company sold a portion of the beneficial interests in financing contract assets totaling $117,679,000 compared to $76,280,000 for the same period in 2000.

     Interest expense (net of interest income) for the third quarter of 2001 was $6,453,000 (54% of earned income) compared to $6,589,000 (51% of earned income) in the comparable 2000 period, a 2% decrease. For the nine months ended September 30, 2001, net interest expense was $20,044,000 (55% of earned income) compared to $18,367,000 (50% of earned income) for the nine month period ended September 30, 2000, a 9% increase. The increase in amount and percentage in the current year were primarily due to net interest charges incurred in the first quarter of 2001 associated with the $95,000,000 term securitization prefunding arrangement, as well as increased amortization of deferred debt origination costs resulting from the issuance of the ER 2000-1 notes.

     Net financing margin (earned income less net interest expense) for the quarter ended September 30, 2001 was $5,561,000 (46% of earned income) compared to $6,281,000 (49% of earned income) for the third quarter of 2000, an 11% decrease. For the nine months ended September 30, 2001, net financing margin decreased 11% to $16,417,000 (45% of earned income) from $18,477,000 (50% of earned income) in 2000. The decrease in amount and percentage for the current year were due to net interest charges incurred in the first quarter of 2001 associated with the $95,000,000 term securitization prefunding arrangement, as well as increased amortization of deferred debt origination costs resulting from the issuance of the ER 2000-1 notes.

     The provision for losses for the third quarter of 2001 was $2,752,000 compared to $2,202,000 in the third quarter of 2000, a 25% increase. The provision for losses for the nine months ended September 30, 2001 increased 26% to $6,812,000 compared to $5,398,000 for the same period last year. The increase in amount for both the three and nine month periods were due to growth in the owned and serviced portfolio, along with the Company's ongoing evaluation of its allowance for losses, portfolio quality, increased delinquencies, and loss history across its entire owned and serviced portfolio.

     The allowance for losses at September 30, 2001 was $14,410,000 (3.8% of net investment in leases and notes) compared to $14,170,000 (3.8% of net investment in leases and notes) at December 31, 2000. Net charge-offs for the nine months ended September 30, 2001 were $6,572,000 compared to $2,754,000 for the same period in 2000. The increase in 2001 was largely due to two separate issues. First, the Company wrote-off approximately $1,800,000 as a result of the bankruptcy of an equipment vendor and resulting customer disputes over the products which the Company had financed. The Company agreed to settle the related lawsuit and subsequently wrote-off the remaining balances due on the disputed customer accounts during the second quarter of 2001. Second, the Company's commercial lending subsidiary charged off the remaining balance on a loan to an obligor who filed for bankruptcy. The account had been fully reserved in prior periods.

     Selling, general and administrative expenses for the three months ended September 30, 2001 were up 14% to $5,453,000 compared to $4,774,000 in the comparable 2000 period. For the nine months ended September 30, 2001, selling, general and administrative expenses were $16,885,000 compared to $14,867,000 for the comparable 2000 period, an increase of 14%. The increase for the nine months ended September 30, 2001 compared to the prior year was primarily caused by increased interest rate swap breakage costs in the current year as well as higher legal and collection related expenses arising out of increased collection activity. In addition, during the second quarter of 2001, the Company paid $819,000 to settle a lawsuit involving customer disputes over products financed by the Company for which the original equipment vendor had filed for bankruptcy. The Company does not anticipate any additional fees related to this matter.

     The Company's effective income tax rate for both the three and nine month periods ended September 30, 2001 and September 30, 2000 were approximately 40%. Net income for the three months ended September 30, 2001 was $1,001,000 ($0.23 diluted net income per share) compared to $860,000 ($0.20 diluted net income per share) for the same period in 2000. For the nine months ended September 30, 2001, the Company's net income was $2,321,000 ($0.54 diluted net income per share) compared to $2,347,000 ($0.54 diluted net income per share) for the nine months ended September 30, 2000. Excluding the one-time pre-tax charge of $819,000 associated with the settlement of a lawsuit during the second quarter (described above), the Company's net income for the nine months ended September 30, 2001 would have been $2,810,000, or $0.65 diluted net income per share.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2001, the Company had $33,811,000 in cash, cash equivalents and restricted cash as compared to $117,215,000 at December 31, 2000. A significant portion of this cash was restricted pursuant to financing agreements. Components of restricted cash at September 30, 2001 and at December 31, 2000 were as follows:

                                                                               SEPTEMBER 30,       DECEMBER 31,
(in thousands)                                                                      2001              2000
--------------                                                                 -------------       ------------
   Cash collections- Bravo Funding LLC.................................           $  3,262           $ 5,738
   Cash collections- ER 2000-1 LLC I...................................              2,766                --
   Cash collections- ER 2000-1 LLC II..................................              8,669             4,675
   Prefunding arrangements- ER 2000-1..................................                 --            95,218
   Capitalized interest- ER 2000-1.....................................                 --             1,049
   Amounts required for initial interest payment- ER 2000-1............                 --             2,735
   Cash escrow- ER 2000-1 swap agreement...............................              1,034             1,002
   Cash reserves- ER 2000-1............................................              9,478             5,085
   Cash residual payment reserves- ER 2000-1...........................              1,048                --
                                                                                   -------          --------
      Total............................................................            $26,257          $115,502
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

     Cash provided by operating activities was $7,982,000 for the nine months ended September 30, 2001 compared to $8,840,000 for the nine months ended September 30, 2000. The significant components of cash provided by operating activities for the nine months ended September 30, 2001 as compared to the same period in 2000 were net income of $2,321,000 in 2001 compared to $2,347,000 in 2000, adjusted for increased gains on sales of lease contracts and notes receivable of $11,167,000 in 2001 compared to $5,770,000 in 2000, increased provision for losses of $6,812,000 in 2001 compared to $5,398,000 for 2000, swap breakage costs of $539,000 in 2001 compared to none in the prior year, and an increase in accounts payable and accrued liabilities of $3,337,000 in 2001 compared to $437,000 for the same period in 2000.

     Cash used in investing activities was $121,806,000 for the nine months ended September 30, 2001 compared to $93,686,000 for the nine months ended September 30, 2000. The significant components of cash used in investing activities for the first nine months of 2001 compared to the same period in 2000 were an increase in originations of lease contracts and notes receivable due in installments to $193,134,000 from $183,882,000, and a net increase in notes receivable of $1,930,000 in 2001 compared to $9,530,000 in 2000, offset by portfolio receipts of $56,738,000 in 2001 compared to $65,337,000 in 2000, and proceeds from sales of lease contracts and notes receivable of $17,178,000 for the nine months ended September 30, 2001 compared to $34,599,000 in the same period last year.

     Cash provided by financing activities for the nine months ended September 30, 2001 was $119,665,000 compared to $83,923,000 for the nine months ended September 30, 2000. The significant components of cash provided by financing activities for the first nine months of 2001 as compared to the equivalent period in 2000 included proceeds from the issuance of senior notes pursuant to the ER 2000-1 securitization, net of issuance costs, of $4,563,000 in 2001 compared to none in 2000, proceeds from the issuance of other senior notes of $101,163,000 in 2001 compared to $138,507,000 in 2000, net proceeds from revolving credit borrowings of $6,000,000 in 2001 compared to $4,000,000 in 2000, along with a decrease in restricted cash of $89,245,000 in 2001 compared to $2,058,000 in 2000. These were offset by repayments on term securitization notes of $56,132,000 in 2001 compared to none in 2000, as well as repayments of other senior notes of $24,577,000 in 2001 compared to $60,617,000 in 2000.

     Pursuant to the terms of the ER 2000-1 securitization, $95,218,000 of the initial proceeds from the issuance of the notes in December 2000 were prefunded to ER 2000-1 LLC I and ER 2000-1 LLC II for the sole purpose of acquiring additional financing contracts from the Company. Upon the expiration of the prefunding period in March 2001, approximately $3,844,000 of the original prefunded restricted cash remained unused and was subsequently used to prepay principal on the ER 2000-1 notes in April 2001. The Company is the servicer of the portfolio, subject to its meeting certain covenants. Monthly payments of principal and interest on the ER 2000-1 notes are made from regularly scheduled collections generated from the underlying lease and note portfolio. As a hedge against interest rate risk related to its variable rate obligations on the ER 2000-1 notes, ER 2000-1 LLC I and ER 2000-1 LLC II entered into interest rate swap contracts with Fleet National Bank. The interest rate swap contracts have the effect of converting the ER 2000-1 LLC I's and ER 2000-1 LLC II's interest payments on the Class A and Class B-1 notes from a variable rate of interest to a fixed rate. At September 30, 2001, ER 2000-1 LLC I and ER 2000-1 LLC II had $234,242,000 and $161,252,000 of notes outstanding, respectively. Approximately 7% of the contract financing obligations securing ER 2000-1 LLC II notes comprise revolving lines of credit originated by ACFC.

     In May 2000, a Fourth Amended and Restated Credit Agreement was executed with Fleet National Bank as Managing Agent, providing availability to the Company of up to $90,000,000 through May 2001. In May 2001, the Company executed a Third Amendment to the Fourth Amended and Restated Credit Agreement, providing availability of $83,500,000 through May 2002 upon substantially the same terms and conditions. Under the Revolving Loan Agreement, the Company may borrow at variable rates of prime plus .75% to 1.25% and at LIBOR plus 2.25% to 2.75%, depending upon its compliance with certain performance covenants. At September 30, 2001, the Company had $55,000,000 outstanding under this facility and $28,500,000 available for borrowing, subject to borrowing base limitations. The outstanding borrowings under the Revolving Loan Agreement are not hedged and, therefore, are exposed to upward movements in interest rates. Certain covenant requirements, including the Company's tangible net worth, interest coverage, and leverage ratio, were amended in March 2001, effective retroactive as of December 31, 2000, primarily to permit the costs incurred by the Company in connection with its ER 2000-1 term securitization in December 2000. As of September 30, 2001, the Company was in compliance with all of its covenant requirements.

     In June 2001, the Company, along with its wholly-owned special purpose subsidiary, HPSC Capital Funding Inc. ("Capital") terminated their $75,000,000 revolving credit facility (the "Capital Facility") with EagleFunding Capital Corporation, a commercial paper conduit entity. The Capital Facility had not been utilized since December 2000 when all outstanding borrowings were repaid with proceeds received from the issuance of the ER 2000-1 notes.

     In June 2001, the Company, along with its wholly-owned, special-purpose subsidiary HPSC Bravo Funding, Inc. (now HPSC Bravo Funding LLC), renewed their amended revolving credit facility structured and guaranteed by MBIA, Inc. The Bravo Facility, which provided the Company with available borrowings up to $285,000,000 through June 2002, was subsequently increased to $385,000,000 in August 2001, under substantially the same terms and conditions. Pursuant to the Bravo Facility, Bravo, to which the Company sells and may continue to sell or contribute certain of its portfolio assets, subject to certain covenants regarding Bravo's portfolio performance and borrowing base calculations, pledges or sells its interests in these assets to a commercial paper conduit entity. Bravo incurs interest at variable rates in the commercial paper market and enters into interest rate swap agreements to assure fixed rate funding. Monthly settlements of principal and interest payments are made from the collection of payments on Bravo's portfolio. The Company is the servicer of the Bravo portfolio, subject to it meeting certain covenants. Pursuant to the terms of the facility, the required monthly payments of principal and interest to purchasers of the commercial paper are guaranteed by MBIA, Inc. In December 2000 and February 2001, the Company repaid substantial portions of outstanding borrowings in the Bravo Facility with the proceeds received from the issuance of the ER 2000-1 notes. As of September 30, 2001, Bravo had $47,473,000 outstanding from sales of receivables under the sale portion of the Bravo Facility and $99,653,000 of indebtedness outstanding under the loan portion of the Bravo Facility. In connection with these sales and loans, Bravo had eight separate interest rate swap contracts outstanding with a total notional value of $142,764,000. A waiver has been obtained by the Company under the Bravo Facility for the quarter ended September 30, 2001 for non-compliance by the Company with its tangible net worth, interest coverage, and leverage ratio covenant requirements as a result of costs incurred by the Company in connection with the issuance of the ER 2000-1 notes in December 2000 as well as from the accounting impact of SFAS No. 133. The Company intends to obtain a similar waiver for the quarter ended December 31, 2001.

     In March 1997, the Company issued $20,000,000 of unsecured senior subordinated notes due in 2007 ("Senior Subordinated Notes") bearing interest at a fixed rate of 11% (the "Note Offering"). The Company received approximately $18,300,000 in net proceeds from the Note Offering and used such proceeds to repay amounts outstanding under the Revolving Loan Agreement. The Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, other than through the operation of a sinking fund, after April 1, 2002 at established redemption prices, plus accrued but unpaid interest to the date of repurchase. Beginning July 1, 2002, the Company is required to redeem through sinking fund payments, on January 1, April 1, July 1, and October 1 of each year, a portion of the aggregate principal amount of the Senior Subordinated Notes at a redemption price equal to $1,000,000 plus accrued but unpaid interest to the redemption date. As of September 30, 2001, the outstanding balance of the Senior Subordinated Notes was $19,985,000.

     Management believes that the Company's sources of liquidity, including the Revolving Loan Agreement, the Bravo Facility, the ER 2000-1 securitization, the Senior Subordinated Notes, and loans from various savings banks, along with cash obtained from the sales of its financing contracts and from internally generated revenues, are adequate to meet current obligations and to carry on current operations. In order to finance its future operations, the Company may seek to raise additional equity and will seek to renew and/or obtain new liquidity facilities. The Company expects that it will be able to obtain additional capital at competitive rates, but there can be no assurance it will be able to do so.

FORWARD-LOOKING STATEMENTS

     This Form 10-Q may contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933. When used in this Form 10-Q, the words "believes," "anticipates," "expects," "plans," "intends," "estimates," "continue," "may," or "will" (or the negative of such words) and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties, including but not limited to the following: the Company's dependence on maintaining and increasing funding sources; restrictive covenants in funding documents; payment restrictions and default risks in asset securitization transactions to which the Company, or its subsidiaries, are a party; customer credit risks; competition for customers and for capital funding at favorable rates; changes in healthcare payment policies; interest rate risk; the risk that the Company may not be able to realize the residual value on financed equipment at the end of its lease term; interest rate hedge contract risks; dependence on sales representatives and the current management team; and fluctuations in quarterly operating results. The Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2000, contain additional information concerning such risk factors. Actual results in the future could differ materially from those described in any forward-looking statements as a result of the risk factors set forth above, and the risk factors described in the Annual Report. HPSC cautions the reader, however, that such list of risk factors may not be exhaustive. HPSC undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

                                   HPSC, INC.

                           PART II. OTHER INFORMATION

ITEMS 1  THROUGH 5 ARE OMITTED BECAUSE THEY ARE INAPPLICABLE.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits

         10.1 Description of HPSC, Inc. Stock Loan Program for eligible employees of HPSC, Inc. adopted January 5, 1995, as amended as of July 28, 1997, as further amended as of December 14, 2000 and September 14, 2001.

         10.2 HPSC, Inc. 2001 Supplemental Executive Bonus Plan for executive officers of HPSC, Inc. effective as of September 13, 2001.

     b) Reports on Form 8-K:

     There were no reports on Form 8-K filed during the three months ended September 30, 2001.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HPSC, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     HPSC, INC.
                                        ---------------------------------------
                                                    (REGISTRANT)

                                        By:      /s/ John W. Everets
                                           -------------------------------------
                                                   JOHN W. EVERETS
                                                CHIEF EXECUTIVE OFFICER
                                                 CHAIRMAN OF THE BOARD


                                        By:       /s/ Rene Lefebvre
                                           -------------------------------------
                                                     RENE LEFEBVRE
                                             SENIOR EXECUTIVE VICE PRESIDENT
                                                 CHIEF FINANCIAL OFFICER


                                        By:       /s/ William S. Hoft
                                           -------------------------------------
                                                     WILLIAM S. HOFT
                                                VICE PRESIDENT-FINANCE

Dated: November 14, 2001