Form 10-K405
period 2001-12-31
HPSC INC
filed 2002-03-29
CIK 718909

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2001

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-11618

HPSC, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-2560004

(State or other jurisdiction of

(IRS Employer Identification No.)

incorporation or organization)

60 STATE STREET, BOSTON, MASSACHUSETTS 02109

(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (617) 720-3600

Securities registered pursuant to section 12(b) of the Act:

NONE

Securities registered pursuant to section 12(g) of the Act:

Name of Exchange
Title of Class	on which Registered

COMMON STOCK-PAR VALUE $.01 PER SHARE

American Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any other amendment to this Form 10-K.

YES ☒         NO ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant was $22,705,161 at March 1, 2002 representing 3,271,637 shares.

The number of shares of common stock, par value $.01 per share, outstanding as of March 1, 2002 was 4,163,765.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 14, 2002 (the "2002 Proxy Statement") are incorporated by reference into Part III of this annual report on Form 10-K.

The 2002 Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" as part of this annual report on Form 10-K.

Portions of the Company’s 2001 Annual Report to Shareholders (the “2001 Annual Report”) are incorporated by reference into Parts I, II and IV of this annual report on Form 10-K.

PART I

Item 1.  BUSINESS

GENERAL

HPSC, Inc. ("HPSC" or the "Company") is a specialty finance company engaged primarily in financing licensed healthcare providers throughout the United States. A majority of the Company's revenues comes from its financing of equipment and other healthcare practice related expenses. Through its wholly-owned subsidiary, American Commercial Finance Corporation ("ACFC"), the Company also provides asset-based lending to commercial and industrial businesses, principally in the eastern United States.  The Company periodically sells leases and notes receivable in its securitization facilities and to various banks.

HPSC provides financing, in the form of leases and notes due in installments, to the dental, ophthalmic, chiropractic, optometry, veterinary, podiatry and other medical and healthcare professions. At December 31, 2001, approximately 91% of the Company's consolidated net investment in leases and notes consisted of financing contracts with licensed healthcare professionals. Approximately 70% of these leases and notes are for equipment financing while approximately 30% relate to practice financing, leasehold improvements, office furniture, working capital and supplies. HPSC competes in the healthcare finance market where the size of the transaction is $250,000 or less, sometimes referred to as the "small-ticket" market. The average size of an obligor’s original obligation to the Company under a contract originated by the Company in 2001 was approximately $38,000. The Company’s finance and lease agreements are non-cancelable and provide for a full payout at a fixed interest rate over a term of one to seven years. The Company markets its financing services to healthcare providers in a number of ways, including direct marketing through trade shows, conventions, advertising, cooperative arrangements with equipment vendors, and through its sales staff located in 23 offices throughout the United States.

At December 31, 2001, the net investment of owned and managed financing contracts in the licensed professional financing segment was $621 million, consisting of approximately 22,000 active contracts. Licensed professional financing contract originations were $250 million, $242 million and $208 million, for the years ended December 31, 2001, 2000 and 1999, respectively.

The remaining 9% of the Company’s portfolio consists of notes receivable. These notes primarily relate to ACFC revolving, asset-based lines of credit of $5 million or less extended to commercial and industrial businesses which often cannot obtain traditional bank financing. The average ACFC loan is for a term of two to three years with a credit line of $1 million. At December 31, 2001, ACFC's notes receivable outstanding, net of allowance for loan losses, was $28 million. ACFC’s originations of new lines of credit were $13 million, $7 million and $18 million, for the years ended December 31, 2001, 2000 and 1999, respectively.

BUSINESS STRATEGY

The Company's strategy is to expand its business and enhance its profitability by (i) maintaining its strong position in the small-ticket dental equipment market while increasing its share of other medical related small-ticket equipment financing markets; (ii) diversifying the Company's revenue stream by increasing its financing of acquisitions of healthcare practices; (iii) emphasizing superior service to vendors and customers; (iv) increasing its direct sales and other marketing efforts; (v) maintaining and increasing its access to low-cost capital while managing interest rate risks; (vi) continuing to manage effectively its credit risks; and (vii) capitalizing on information technology to increase productivity and enable the Company to manage a higher volume of financing transactions.

INDUSTRY OVERVIEW

The equipment financing industry in the United States includes a wide variety of sources for financing the purchase or lease of equipment, ranging from specialty financing companies, which concentrate on a particular industry or financing technique, to large banking institutions, which offer a full array of financial services.

The medical equipment finance industry includes two distinct markets, generally differentiated based on equipment price and type of healthcare provider. The first market, in which the Company currently does not compete, is financing of equipment priced over $250,000, which is typically sold to hospitals and other institutional purchasers. Because of the size of the purchase, long sales cycle, and number of financing alternatives available to these types of customers, their choice among financing alternatives tends to be based primarily on cost of financing. The second market, in which the Company does compete, is the financing of lower-priced or "small-ticket" equipment, where the price of the financed equipment is $250,000 or less. Much of this equipment is sold to individual healthcare practitioners or small group practices, including dentists, ophthalmologists, physicians, chiropractors, veterinarians and other healthcare providers. The Company focuses on the small-ticket market because it is able to respond in a prompt and flexible manner to the needs of individual customers. Management believes that purchasers in the small-ticket healthcare equipment market often seek the value-added sales support and ease of conducting business that the Company offers.

Although the Company primarily focuses its business on equipment financing to licensed professionals, it continues to expand its financing of healthcare practice acquisitions. Practice finance is a specialized segment of the finance industry, in which the Company's primary competitors are banks. Practice finance is a relatively new business opportunity for financing companies such as HPSC. It has developed as the sale of healthcare professional practices has increased. HPSC typically finances between 70% and 100% of the cost of the practice being purchased.

HEALTHCARE PROVIDER FINANCING

Terms and Conditions

The Company's business consists primarily of the origination of equipment financing contracts through which the Company finances healthcare providers’ acquisition of equipment as well as leasehold improvements, working capital and supplies. The contracts are either finance agreements (notes) or leases, and are non-cancelable. The contracts are full payout contracts and provide for scheduled payments sufficient, in the aggregate, to cover the Company's costs, and to provide the Company with an appropriate return on its investment. During 2001, approximately 77% of the contracts originated by the Company were finance agreements (74% for 2000) while the remaining 23% were lease agreements (26% for 2000). The Company provides its leasing customers with an option to purchase the equipment at the end of the lease, generally for 10% of its original cost. In the past, substantially all lessees have exercised this option. The terms of the Company's leases and notes range from 12 to 84 months, with a weighted-average original term of 63 months for the year ended December 31, 2001.

All of the Company's equipment financing contracts require the customer to: (i) maintain, service and operate the equipment in accordance with the manufacturer's and government-mandated procedures, and (ii) make all scheduled contract payments regardless of the performance of the equipment. Substantially all of the Company's financing contracts provide for payments due monthly for the term of the contract. In the event of default by a customer, the financing contract provides the Company with the rights afforded to creditors under law, including the right to repossess the underlying equipment and in the case of legal proceeding arising from a default, to recover damages and attorneys' fees. The Company's equipment financing contracts provide for late fees and service charges to be applied on overdue payments.

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

Since 1994, the Company has originated a total of approximately 1,160 practice finance loans aggregating approximately $182 million in financings. The term of a practice finance loan generally ranges from 72 to 84 months, with an average original balance of approximately $150,000. In both 2001 and 2000, approximately 17% of HPSC's total healthcare originations consisted of practice finance loans. Management believes that its practice finance business contributes to the diversification of the Company's revenue sources and earns HPSC substantial goodwill among healthcare providers. All practice finance inquiries received by the Company are referred to the Boston office for processing.

The Company solicits business for its practice finance services primarily by advertising in trade magazines, attending healthcare conventions, working with practice brokers, and by directly approaching potential purchasers of healthcare practices. The majority of the healthcare practices financed by the Company to date have been dental practices. The Company has also financed the purchase of professional practices of chiropractors, ophthalmologists, general medical practitioners, optometrists, opticians, podiatrists, and veterinarians.

Customers

The primary customers for the Company's financing contracts are healthcare providers, including dentists, ophthalmologists, other physicians, chiropractors and veterinarians. As of December 31, 2001, no single customer (or group of affiliated customers) accounted for more than 1% of the Company's healthcare finance portfolio. The Company's customers are located throughout the United States, with a higher concentration in heavily populated states such as California, Florida, Texas, Illinois and New York.

Realization of Residual Values on Equipment Leases

In the past, the Company has realized almost 100% of the residual value of equipment covered by leases that run to maturity. The continued growth in the Company's equipment lease portfolio has resulted in increases in the aggregate amount of recorded residual values on the Company’s balance sheet. As of December 31, 2001, substantially all of the Company’s leasing portfolio and associated residual values are scheduled to expire by the year 2008. Realization of such residual values depends on factors not within the Company's control, such as the condition of the equipment, the cost of comparable new equipment and the technological or economic obsolescence of the equipment. Although the Company has historically received almost 100% of recorded residual values, there can be no assurance that this realization rate will continue.

Government Regulation and Healthcare Trends

The majority of the Company's present customers are healthcare providers. The healthcare industry is subject to substantial federal, state and local regulation. In particular, federal and state governments have enacted laws and regulations designed to control healthcare costs, including mandated reductions in fees for the use of certain medical equipment and fixed-price reimbursement systems, where the rates of payment to healthcare providers for particular types of care are fixed in advance of actual treatment.

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

ASSET-BASED LENDING

ACFC makes asset-based loans, generally $5 million or less, to commercial and industrial companies, primarily secured by accounts receivable, inventory and equipment. ACFC typically makes accounts receivable loans to borrowers that cannot obtain traditional bank financing. ACFC takes a security interest in all of the borrower's assets and monitors collection of its receivables. Advances on a revolving loan generally do not exceed 80% of the borrower's eligible accounts receivable. ACFC also makes inventory loans, generally not exceeding 50% of the value of the customer's active inventory, valued at the lower of cost or market value. In addition, ACFC provides term financing for equipment, which is secured by the machinery and equipment of the borrower.

The average ACFC loan is for a term of two to three years. No single borrower accounts for more than 10% of ACFC's aggregate portfolio, and no more than 10% of ACFC's portfolio is concentrated in any single industry.

ACFC's loans are "fully followed," which means ACFC receives daily settlement statements of its borrowers' accounts receivable. ACFC participates in the collection of its borrowers' accounts receivable and requires that payments be made directly to an ACFC controlled lock-box account. Availability under lines of credit is usually calculated daily. ACFC's credit committee, which includes members of senior management of HPSC, must approve all ACFC loans in advance. Each of ACFC's officers has over fifteen years of experience providing this type of financing.

From its inception in 1994 through December 31, 2001, ACFC has provided 76 lines of credit totaling approximately $108 million and currently has $29 million in loans outstanding to 34 borrowers. The annual dollar volume of originations of new lines of credit by ACFC were $13 million, $7 million and $18 million, in 2001, 2000 and 1999, respectively.

CREDIT AND ADMINISTRATIVE PROCEDURES

The Company processes all credit applications, and monitors all existing contracts at its corporate headquarters in Boston, Massachusetts (other than ACFC applications and contracts, all of which are processed at ACFC's headquarters in West Hartford, Connecticut). The Company's credit procedures require the review, verification and approval of a potential customer's credit file, accurate and complete documentation, delivery of equipment and verification of installation by the customer, and correct invoicing by the vendor. The type and level of information and time required for a credit decision varies according to the nature, size and complexity of each transaction. In smaller, less complicated transactions, a decision can often be reached within one hour; more complicated transactions may require up to three or four days. Once the equipment is shipped and installed, the vendor invoices the Company. The Company verifies that the customer has received and accepted the equipment and obtains the customer's authorization to pay the vendor. Following this telephone verification, the file is forwarded to the Company’s accounting department for audit, booking and funding and to commence automated billing and transaction accounting procedures.

Timely and accurate vendor payments are essential to the Company's business. In order to maintain its relationships with existing vendors and attract new vendors, the Company generally makes payments to vendors for financing transactions within one day of authorization to pay from the customer.

ACFC's underwriting procedures include an evaluation of the collectibility of the borrower's receivables pledged to ACFC, including an evaluation of the validity of such receivables and the creditworthiness of the payors of such receivables. ACFC may also require its customers to pay for credit insurance with respect to its loans. The Loan Administration Officer of ACFC is responsible for maintaining lending standards and for monitoring loans and underlying collateral. Before approving a loan, ACFC examines the prospective customer's books and records and monitors its customer’s operations as deemed necessary during the term of the loan. Loan officers are required to rate the risk of each loan made by ACFC and to update the rating upon receipt of financial statements from the customer or when 90 days have elapsed since the date of the last rating.

ALLOWANCE FOR LOSSES AND CHARGE-OFFS

The Company maintains an allowance for losses in connection with its financing contracts which it deems sufficient to meet current and future estimated uncollectible receivables held in the Company's portfolio. Each quarter, the Company performs a detailed analysis of delinquent accounts to evaluate specific factors affecting the obligor’s ability to pay. As part of the analysis, the Company looks at the delinquency status of the customer, the fair value of the collateral, the current credit rating of the obligor, and the financial strength of guarantors, among other factors. In addition, the Company takes into consideration the Company's historical loss experience and general economic conditions. At December 31, 2001, this allowance for losses was 3.9% of the Company's owned net investment in leases and notes. There can be no assurance that this allowance will prove to be adequate. Failure of the Company's customers to make scheduled payments under their financing contracts could require the Company to (i) make payments in connection with any recourse portion of its borrowings relating to such contract, (ii) lose its residual interest in any underlying equipment or (iii) forfeit cash collateral pledged as security for the Company's asset securitizations. In addition, any significant increase in losses or in the rate of payment defaults under the Company’s financing contracts could adversely affect the Company's ability to obtain additional funding, including its ability to complete additional asset securitizations.

To manage credit risk, the Company has adopted underwriting and collection policies that are closely monitored by management. Additionally, the Company may be subject to limited recourse from leases and notes receivable sold under certain securitization agreements. Such risk of loss is generally limited to the extent of the Company’s retained interest in the leases and notes sold and residual values related to the sold financing contracts. Accounts are normally charged-off when future payments are deemed unlikely.

A summary of activity in the Company's consolidated allowance for losses for each of the years in the three-year period ended December 31, 2001 is as follows:

(in thousands)	2001	2000	1999

Balance, beginning of year	$(14,170)	$(9,150)	$(7,350)
Provision for losses	(9,409)	(9,218)	(4,489)
Charge-offs	8,253	4,287	2,853
Recoveries	(33)	(89)	(164)

Balance, end of year	$(15,359)	$(14,170)	$(9,150)

The total gross contractual balances of delinquent leases and notes receivable due in installments, both owned and managed by the Company, which were over 90 days past due was $24,945,000 at December 31, 2001 compared to $23,759,000 at December 31, 2000. An account is considered delinquent when not paid within 30 days of the billing due date. Charge-offs for the year 2001 were adversely affected by the bankruptcy of an equipment vendor and resulting customer lawsuits over the vendor’s products financed by the Company. The Company agreed to settle the related lawsuit and subsequently charged-off approximately $1,800,000 representing the remaining balances due on the disputed customers’ accounts.

FUNDING SOURCES

General

The Company's principal sources of funding for its financing transactions are: (i) a revolving loan agreement with Fleet National Bank as Agent, providing borrowing availability of up to $83.5 million (the "Revolver"), (ii) a securitized limited recourse revolving sale and loan credit facility with a wholly-owned, special-purpose subsidiary of the Company, HPSC Bravo Funding LLC ("Bravo"), with an aggregate availability of $385 million, (iii) a $527 million sale and loan term securitization with a remaining outstanding principal balance of $360 million (“Equipment Receivables 2000-1”). Financing for the term securitization is provided through two wholly-owned, special-purpose subsidiaries of the Company, HPSC Equipment Receivables 2000-1 LLC I (“ER 2000-1 LLC I”) and HPSC Equipment Receivables 2000-1 LLC II (“ER 2000-1 LLC II”); (iv) full recourse, fixed-term loans and sales of financing contracts with savings banks and other purchasers; (v) the Company’s Senior Subordinated Notes issued in 1997; and (vi) the Company's internally generated revenues.

Management believes that the Company’s sources of liquidity are adequate to meet current obligations and carry on current operations. We note, however, that the Company’s Revolver expires in May 2002.  Although, historically, the Company has been successful in renewing its annual Revolver facility at levels and costs acceptable to the Company, the Company has reason to believe that one or more of the banks lending to the Company may not renew their commitment.  If this occurs, the Company will seek to replace any bank not renewing.  There can be no assurance that the Company will be able to replace any non-renewing banks.  Thus, it is possible that the Company will have a reduced amount or no amount available under its Revolver after expiration of the current Revolver Agreement in May 2002.  If the Revolver Agreement is not renewed or replaced, the outstanding balance under the current Revolver must be repaid in quarterly installments over a twelve month period with the first installment due on June 30, 2002.  If the Revolver is terminated or reduced below specific levels, the Company may be in default under its Bravo facility and the Company may be unable to conduct its business or may be unable to conduct its business at current levels.

The Bravo commercial paper conduit facility expires in June 2003.  The required annual liquidity facility expires in June 2002.   The Company expects that it will be able to renew the liquidity facility and may seek to expand the size of the facility.  It is possible, however, the banks providing liquidity under the facility will not extend their commitment.  If annual liquidity commitments are not renewed, the facility will be limited to the then existing outstandings and will not be available to the Company to provide future liquidity.  If the liquidity banks terminate or reduce their commitment, the Company will seek to replace the terminated or reduced amount, but there can be no assurance that the Company will be able to do so.   If the Bravo facility is unavailable, the Company may be unable to conduct its business or may be unable to conduct its business at current levels.

In order to finance future operations, the Company may seek to raise additional equity or subordinated debt, but there can be no assurance it will be able to do so.

Information regarding the Company’s funding sources referred to in the previous paragraph is incorporated by reference to Notes C and D of the "Notes to Consolidated Financial Statements" at pages 9 through 12 and "Management's Discussion and Analysis of Financial Condition" at pages 28 through 37 of the 2001 Annual Report.

INFORMATION TECHNOLOGY

The Company uses automated information systems and telecommunications capabilities to support its business functions, including accounting, taxes, credit, collections, operations, sales, and marketing. The Company has developed and owns proprietary software designed to support several of these business functions. The Company has invested a significant amount of time and capital in computer hardware and proprietary software. The Company's computerized systems provide management with accurate and up-to-date customer data which strengthens the Company’s internal controls and assists in its forecasting. These systems are used to generate monthly billing, portfolio earnings recognition, collection histories, vendor analysis, customer reports and credit histories and other data useful in servicing customers and equipment suppliers. They are also used to provide financial and tax reporting, internal controls and personnel training and management. The Company recently introduced an interactive website offering its customers advanced functionality and services, and industry-specific information. The Company believes that its computer systems give it a competitive advantage by providing rapid contract processing and control over credit risk. These systems permit the Company to offer a high level of customer service.

The Company contracts with an outside consulting firm to provide information technology services. The Company's Boston office is linked electronically with all of the Company's other offices. Each salesperson's laptop computer may also be linked to the computer systems in the Boston office, permitting a salesperson to respond to a customer's financing request or a vendor's information request on a timely basis.  Management believes that its investment in technology has positioned the Company to manage increased equipment financing volume.

COMPETITION

Healthcare provider financing and asset-based lending are highly competitive businesses. The Company competes for customers with a number of national, regional and local finance companies, including those, like the Company, which specialize in financing for healthcare providers. In addition, the Company's competitors include equipment manufacturers which finance the sale or lease of their own products, other leasing companies and other types of financial services companies such as commercial banks and savings and loan associations. Although the Company believes that it currently has a competitive advantage based on its excellent customer service, many of the Company's competitors and potential competitors possess substantially greater financial, marketing and operational resources than HPSC. Moreover, the Company's future profitability may be directly related to the Company's ability to obtain capital funding at rates that are comparable to or better than the capital costs of its competitors. The Company's competitors and potential competitors include many larger companies that have a lower cost of funds and access to capital markets and to other funding sources which may not be available to the Company. The Company's ability to compete effectively for profitable equipment financing business will continue to depend upon its ability to procure funding on attractive terms, to develop and maintain good relations with new and existing equipment suppliers, and to attract new customers.

EMPLOYEES

At December 31, 2001, the Company had 131 full-time employees, 14 of whom work for ACFC.  None of the Company’s employees is represented by a labor union. Management believes that the Company’s employee relations are good.

Item 2.  PROPERTIES

The Company leases approximately 13,800 square feet of office space at 60 State Street, Boston, Massachusetts for approximately $36,000 per month. The lease expires on June 30, 2004 with a five-year extension option. ACFC leases approximately 5,900 square feet at 433 South Main Street, West Hartford, Connecticut for approximately $10,000 per month. This lease expires on February 28, 2003 with a three-year extension option. The Company also rents space as required for its sales locations on a shorter-term basis. Total consolidated rent expense for the year 2001 under all operating leases was $875,000. The Company believes that its facilities are adequate for its current operations and for the foreseeable future.

Item 3.  LEGAL PROCEEDINGS

Although the Company is from time to time subject to actions or claims for damages in the ordinary course of its business and engages in collection proceedings with respect to delinquent accounts, the Company is aware of no such actions, claims, or proceedings currently pending or threatened that are expected to have a material adverse effect on the Company’s business, operating results or financial condition.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On May 17, 2000, the Company’s common stock began trading on the American Stock Exchange  (Symbol: “HDR”).  Prior to that date, the Company’s common stock was traded on the NASDAQ Market (Symbol: “HPSC”). The high and low closing prices for shares of the common stock as reported by the American Stock Exchange and by NASDAQ for each quarter in the last two fiscal years, as well as the approximate number of holders and information with respect to dividend restrictions, are incorporated by reference to page 26 of the 2001 Annual Report.

The Company neither issued nor sold equity securities during the period covered by this annual report on Form 10-K other than shares covered by employee and director compensation plans.

Item 6.  SELECTED FINANCIAL DATA

Selected financial data for each of the periods in the five-year period ended December 31, 2001 is incorporated by reference to page 27 of the 2001 Annual Report.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated by reference to the section captioned “Management’s Discussion and Analysis of Financial Condition” on pages 28 through 37 of the 2001 Annual Report.

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Discussion regarding Quantitative and Qualitative Disclosures about Market Risk is included in “Management’s Discussion and Analysis of Financial Condition” on pages 36 and 37 of the 2001 Annual Report.

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

CERTAIN CONSIDERATIONS

Dependence on Funding Sources; Restrictive Covenants. The Company's financing activities are capital intensive. The Company's revenues and profitability are related directly to the volume of financing contracts it originates. To generate new financing contracts, the Company requires access to substantial short- and long-term credit. To date, the Company's principal sources of funding for its financing transactions have been (i) a revolving credit facility with Fleet Bank, as Agent, for borrowing up to $83.5 million (the "Revolver"), (ii) a $385 million limited-recourse revolving credit facility with Bravo, (iii) a term asset securitization of $527 million completed in December 2000; (iv) fixed-rate, full recourse term loans from several savings banks, (v) specific recourse sales of financing contracts to savings banks and other purchasers, (vi) the issuance of Senior Subordinated Notes in 1997 and (vii) the Company's internally generated revenues. The Company’s Revolver provides availability through May 2002 at which time the Company plans to renew the facility for another year. However, there can be no assurance that it will be able to renew or extend the Revolver or to complete additional asset securitizations or to obtain other additional financing when needed and on acceptable terms. The Company would be adversely affected if it were unable to continue to secure sufficient and timely funding on acceptable terms. The agreement governing the Revolver (the "Revolver Agreement") contains numerous financial and operating covenants. There can be no assurance that the Company will be able to comply with these covenants, and failure to meet such covenants or the failure of the lending banks to agree to amend or waive compliance with covenants that the Company does not meet would result in a default under the Revolver Agreement. Moreover, the Company's financing arrangements with Bravo and the savings banks described above incorporate the covenants and default provisions of the Revolver Agreement. The term asset securitization facility also contains covenants and default provisions as does the Indenture governing the Company’s Senior Subordinated Notes. Thus, any material default that is not amended or waived under any of these agreements will result in a default under most or all of the Company’s financing arrangements.  In addition, the Indenture for the Senior Subordinated Notes contains certain limits on the Company’s ability to incur certain types and amounts of senior debt.

Securitization Recourse; Payment Restriction and Default Risk. As part of its overall funding strategy, the Company utilizes asset securitization transactions provided through wholly-owned, bankruptcy-remote subsidiaries to obtain fixed-rate, matched-term financing. The Company transfers financing contracts to these subsidiaries which, in turn, either pledge or sell the contracts to third parties. The third parties' recourse with regard to the pledge or sale is limited to the contracts sold to the subsidiary. If the contract portfolio of these subsidiaries does not perform within certain guidelines, the subsidiaries must retain or "trap" any monthly cash distribution to which the Company might otherwise be entitled. This restriction on cash distributions could continue until the portfolio performance returns to acceptable levels (as defined in the relevant agreements), which restriction could have a negative impact on the cash flow available to the Company. In the event of a “payment trap”, there can be no assurance that the portfolio performance would return to acceptable levels or that the payment restrictions would be removed.

Customer Credit Risks. The Company maintains an allowance for doubtful accounts in connection with payments due under financing contracts originated by the Company (whether or not such contracts have been securitized, held as collateral for loans to the Company or sold) at a level which the Company deems sufficient to meet future estimated uncollectible receivables, based on an analysis of delinquencies and overall risks and probable losses associated with such contracts, and a review of the Company's historical credit loss experience. There can be no assurance that this allowance will prove to be adequate. Failure of the Company's customers to make scheduled payments under their financing contracts could require the Company to (i) make payments in connection with its recourse loan and asset sale transactions, (ii) lose its residual interest in any underlying equipment, and/or (iii) lose collateral pledged as security for the Company's limited recourse asset securitizations. In addition, any increase in losses or in the rate of payment defaults under the financing contracts originated by the Company could adversely affect the Company's ability to obtain additional financing, including restricting its ability to borrow under its Revolver Agreement and its ability to complete additional asset securitizations and secured asset sales or loans. There can be no assurance that the Company will be able to maintain or reduce its current level of credit losses.

Competition. The Company operates in highly competitive markets. The Company competes for customers with a number of national, regional and local finance companies, including those, like the Company, which specialize in financing for healthcare providers. In addition, the Company's competitors include those equipment manufacturers which finance the sale or lease of their products themselves, other leasing companies and other types of financial services companies such as commercial banks and savings and loan associations. Many of the Company's competitors and potential competitors possess substantially greater financial, marketing and operational resources than the Company. Moreover, the Company's future profitability will be directly related to its ability to obtain capital funding at funding rates that are comparable to or better than the capital costs of its competitors. The Company's competitors and potential competitors include many larger companies that have a lower cost of funds than the Company and access to capital markets and to other funding sources that may be unavailable to the Company. There can be no assurance that the Company will be able to continue to compete successfully in its targeted markets.

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

Interest Rate Risk. The Company's financing contracts generally require the Company's customers to make payments at fixed rates for a specified term. Approximately $52 million of the Company's borrowings are at variable interest rates and are not hedged. Thus, any increase in interest rates would reduce the Company’s financing margins and could adversely affect the Company's business, operating results and financial condition. The Company's ability to secure additional long-term financing at favorable rates is limited by many factors, including competition, market and general economic conditions and the Company's financial condition.

Residual Value Risk. At the inception of its equipment leasing transactions, the Company estimates what it believes will be the fair market value of the financed equipment at the end of the initial lease term and records that value (typically 10% of the initial purchase price) on its balance sheet. The Company's results of operations depend, to some degree, upon its ability to realize these residual values (as of December 31, 2001, the estimated residual value of equipment at the end of the lease term was approximately $24 million, representing approximately 5% of the Company's total assets). The Company’s ability to realize these residual values depends on many factors, several of which are not within the Company's control, including, but not limited to, general market conditions at the time of the lease expiration; any unusual wear and tear on the equipment; the cost of comparable new equipment; the extent, if any, to which the equipment has become obsolete during the lease contract term; and the effects of any new government regulations. If, upon the expiration of a lease, the Company sells or refinances the leased equipment and the amount realized is less than the original recorded residual value for such equipment, a loss reflecting the difference will be recorded on the Company's books. Failure to realize aggregate recorded residual values could have an adverse effect on the Company's business, operating results and financial condition.

Sales of Receivables. As part of the Company's portfolio management strategy and as a source of funding of its operations, the Company has sold selected pools of its leases and notes receivable due in installments to a number of savings banks and as part of the Bravo and term asset securitization facilities. Each of these sale transactions is subject to certain covenants that may require the Company to repurchase financing contracts and/or make payments under certain circumstances. The Company carries a reserve for each transaction in its allowance for losses and recognizes a gain that is included for accounting purposes in net revenues for the year in which the sale transaction is completed. Each of these securitization transactions has financial and operating covenants which are the same as or similar to those contained in the Revolver Agreement.  Thus, a material default under any agreement is likely to be a default under most or all of the Company’s other financing agreements. The Company may enter into additional agreements for the sale of its financing contracts in the future in order to manage its liquidity. The level of reserves established by the Company in relation to its sold financing contracts may prove to be inadequate. There can be no assurance that the Company will be able to continue to sell its leases and notes or that the sales in the future will generate gain recognition that is comparable to that recognized in the past.

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

General Market Risk.  The demand for the Company’s financing products is subject to overall market risks, such as inflation, recession and changes in technology needs of medical professionals.

Item 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item together with the Independent Auditors' Report is incorporated by reference to pages 2 through 25 of the 2001 Annual Report. (See also the “Financial Statement Schedule” filed under Item 14 of this form 10-K.)

Item 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from the sections captioned "PROPOSAL ONE — ELECTION OF DIRECTORS - Nominees for Class I Directors," " - Members of the Board of Directors Continuing in Office" and " - Other Executive Officers" and "VOTING SECURITIES - Section 16(a) Beneficial Ownership Reporting Compliance" in the 2002 Proxy Statement to be filed before April 30, 2002.

Item 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the sections captioned "EXECUTIVE COMPENSATION - Summary Compensation Table," " - Stock Loan Program," " - Supplemental Executive Retirement Plan," " - Option Grants in Last Fiscal Year," " - Aggregated Option Exercises and Year-End Option Values," " - Employment Agreements, Termination of Employment and Change in Control Arrangements" and " - Compensation of Directors" in the 2002 Proxy Statement to be filed before April 30, 2002.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the section captioned "VOTING SECURITIES - Share Ownership of Certain Beneficial Owners and Management" in the 2002 Proxy Statement to be filed before April 30, 2002.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the section captioned “VOTING SECURITIES – Certain Transactions” in the 2002 Proxy Statement to be filed prior to April 30, 2002.

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

PAGE NUMBER IN
(a) 1. FINANCIAL STATEMENTS	2001 ANNUAL REPORT

Incorporated by reference from the Company's Annual Report to Stockholders for the fiscal year ended December 31, 2001

Consolidated Balance Sheets at December 31, 2001 and December 31, 2000	2

Consolidated Statements of Operations for each of the three years in the period ended
December 31, 2001	3

Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income for each
of the three years in the period ended December 31, 2001	4

Consolidated Statements of Cash Flows for each of the three years in the period ended
December 31, 2001	5

Independent Auditors' Report	25

(a) 2.  FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules have been omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

(a)          3.  EXHIBITS

Exhibit No.	Title	Method of Filing
3.1	Restated Certificate of Incorporation of HPSC, Inc	Incorporated by reference to Exhibit 3.1 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 1995

3.2	Certificate of Amendment to Restated Certificate of Incorporation of HPSC, Inc. filed in Delaware on September 14, 1987	Incorporated by reference to Exhibit 3.2 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 1995

3.3	Certificate of Amendment to Restated Certificate of Incorporation of HPSC, Inc. filed in Delaware on May 22, 1995	Incorporated by reference to Exhibit 3.3 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

3.4	Amended and Restated By-Laws	Incorporated by reference to Exhibit 3.1 to HPSC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

4.1	Amended and Restated Rights Agreement dated as of September 16, 1999 between the Company and The First National Bank of Boston, N.A.	Incorporated by reference to Exhibit 4.1 to HPSC's Current Report on Form 8-K filed November 5, 1999.

*10.1	HPSC, Inc. Stock Option Plan, dated March 5, 1986	Incorporated by reference to Exhibit 10.6 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 30, 1989

*10.2	Amendment No. 1 to the HPSC, Inc. Stock Option Plan dated March 5, 1986	Filed herewith

*10.3	HPSC, Inc. Employee Stock Ownership Plan Agreement dated December 22, 1993 between HPSC, Inc. and John W. Everets and Raymond R Doherty, as trustees	Incorporated by reference to Exhibit 10.9 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 25, 1993

*10.4	First Amendment effective January 1, 1993 to HPSC, Inc. Employee Stock Ownership Plan	Incorporated by reference to Exhibit 10.2 to HPSC's Quarterly Report on Form 10-Q for the quarter ended June 25, 1994

*10.5	Second Amendment effective January 1, 1994 to HPSC, Inc. Employee Stock Ownership Plan	Incorporated by reference to Exhibit 10.11 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 1994

*10.6	Third Amendment effective January 1, 1993 to HPSC, Inc. Employee Stock Ownership Plan	Incorporated by reference to Exhibit 10.12 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 1994

*10.7	HPSC, Inc. 1994 Stock Plan dated as of March 23, 1994 and related forms of Nonqualified Option Grant and Option Exercise Form	Incorporated by reference to Exhibit 10.4 to HPSC's Quarterly Report on Form 10-Q for the quarter ended June 25, 1994

*10.8	Amended and Restated HPSC, Inc. 1995 Stock Incentive Plan	Incorporated by reference to Exhibit 10.27 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 1995

*10.9	First Amendment to HPSC, Inc. Amended and Restated 1995 Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 to HPSC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999

*10.10	HPSC, Inc. Amended and Restated 1998 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to HPSC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999

*10.11	Amendment No. 1 to the Amended and Restated 1998 Stock Option Plan	Filed herewith

*10.12	HPSC, Inc. 2000 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to HPSC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000

*10.13	Amendment No. 1 to the HPSC, Inc. 2000 Stock Option Plan	Filed herewith

*10.14	HPSC, Inc. Amended Outside Directors Stock Bonus Plan	Incorporated by reference to Exhibit 10.11 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 2000

*10.15	Amended and Restated Stock Loan Program	Incorporated by reference to Exhibit 10.1 to HPSC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001

*10.16	Stock Option grant to Lowell P. Weicker effective December 7, 1995	Incorporated by reference to Exhibit 10.28 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 1995

*10.17	HPSC, Inc. Supplemental Executive Retirement Plan dated as of January 1, 1997	Incorporated by reference to Exhibit 10.12 to HPSC's Annual Report on Form 10-K for the fiscal year-ended December 31, 1997

*10.18	First Amendment dated March 15, 1999 to HPSC, Inc. Supplemental Executive Retirement Plan dated as of January 1, 1997	Incorporated by reference to Exhibit 10.12 to HPSC’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998

*10.19	Second Amendment to HPSC, Inc. Supplemental Executive Retirement Plan	Incorporated by reference to Exhibit 10.3 to HPSC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999

*10.20	Third Amendment to HPSC, Inc. Supplemental Executive Retirement Plan	Incorporated by reference to Exhibit 10.15 HPSC’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999

*10.21	Fourth Amendment to the HPSC, Inc. Supplemental Executive Retirement Plan, dated August 10, 2000	Incorporated by reference to Exhibit 10.6 to HPSC’s Quarterly Report Form 10-Q for the quarter ended June 30, 2000

*10.22	HPSC, Inc. 1998 Executive Bonus Plan	Incorporated by reference to Exhibit 10.32 to HPSC’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998

*10.23	2001 Supplemental Executive Bonus Plan	Incorporated by reference to Exhibit 10.2 to HPSC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001

*10.24	HPSC, Inc. 401(k) Plan dated February, 1993 between HPSC, Inc. and Metropolitan Life Insurance Company	Incorporated by reference to Exhibit 10.15 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 25, 1993

*10.25	Amended and Restated Employment Agreement between HPSC, Inc. and John W. Everets dated August 4, 2000	Incorporated by reference to Exhibit 10.7 to HPSC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000

*10.26	Amended and Restated Employment Agreement between HPSC, Inc. and Raymond R. Doherty dated August 4, 2000	Incorporated by reference to Exhibit 10.8 to HPSC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000

*10.27	Amended and Restated Employment Agreement between HPSC, Inc. and Rene Lefebvre dated August 4, 2000	Incorporated by reference to Exhibit 10.9 to HPSC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000

10.28

Lease dated as of March 8, 1994 between the Trustees of 60 State Street Trust and HPSC, Inc., dated September 10, 1970 and relating to the principal executive offices of HPSC, Inc. at 60 State Street, Boston, Massachusetts

Incorporated by reference to Exhibit 10.1 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 1994

10.29

Second Amendment, dated May 1998, to Lease dated as of March 8, 1994 between the Trustees of 60 State Street Trust and HPSC, Inc., dated September 10, 1970 and relating to the principal executive offices of HPSC, Inc. at 60 State Street, Boston, Massachusetts

Incorporated by reference to Exhibit 10.2 to HPSC’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999

10.30	Fourth Amended and Restated Credit Agreement dated May 12, 2000 among HPSC, Inc. and Fleet National Bank individually and as Agent, and the Banks named therein	Incorporated by reference to Exhibit 10.14 to HPSC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000

10.31

First Amendment dated as of December 1, 2000 to Fourth Amended and Restated Credit Agreement dated May 12, 2000 among HPSC, Inc., American Commercial Finance Corporation and Fleet National Bank individually and as Agent, and the Banks named therein.

Incorporated by reference to Exhibit 10.27 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 2000

10.32

Second Amendment dated as of December 31, 2000 to Fourth Amended and Restated Credit Agreement dated May 12, 2000 among HPSC, Inc., American Commercial Finance Corporation and Fleet National Bank individually and as Agent, and the Banks named therein.

Filed herewith

10.33

Third Amendment dated as of May 8, 2001 to Fourth Amended and Restated Credit Agreement dated May 12, 2000 among HPSC, Inc., American Commercial Finance Corporation and Fleet National Bank individually and as Agent, and the Banks named therein.

Incorporated by reference to Exhibit 10.1 to HPSC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10.34	Purchase and Contribution Agreement dated as of January 31, 1995 between HPSC, Inc. and HPSC Bravo Funding Corp.	Incorporated by reference to Exhibit 10.31 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 1994

10.35	Amended and Restated Purchase and Contribution Agreement, dated March 31, 2000, between HPSC, Inc. and HPSC Bravo Funding Corp.	Incorporated by reference to Exhibit 10.1 to HPSC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000

10.36	Amendment No. 1 to Amended and Restated Purchase and Contribution Agreement dated as of June 16, 2000, between HPSC, Inc. and HPSC Bravo Funding Corp.	Incorporated by reference to Exhibit 10.5 to HPSC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000

10.37	Credit Agreement dated as of January 31, 1995 among HPSC Bravo Funding Corp., Triple-A One Funding Corporation, as lender, and CapMAC, as Administrative Agent and as Collateral Agent	Incorporated by reference to Exhibit 10.32 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 1994

10.38

Amended and Restated Lease Receivable Purchase Agreement, dated March 31, 2000 by and among HPSC Bravo Funding Inc., HPSC, Inc., Triple-A One Funding Corporation and Capital Markets Assurance Corporation

Incorporated by reference to Exhibit 10.2 to HPSC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000

10.39	Agreement to furnish copies of Omitted Exhibits to Certain Agreements with HPSC Bravo Funding Corp.	Incorporated by reference to Exhibit 10.33 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 1994

10.40

Amendment No. 1 to Amended and Restated Lease Receivables Purchase Agreement dated as of May 26, 2000, among HPSC Bravo Funding Corp., HPSC, Inc., Triple-A One Funding Corp. and Capital Markets Assurance Corp.

Incorporated by reference to Exhibit 10.4 to HPSC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000

10.41

Consent dated December 20, 2000 to Amended and Restated Lease Receivables Purchase Agreement dated as of December 20, 2000, among HPSC Bravo Funding Corp., HPSC Inc., Triple–A One Funding Corp. and Capital Markets Assurance Corp.

Incorporated by reference to Exhibit 10.35 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 2000

10.42

Amendment documents, effective November 5, 1996 to Credit Agreement dated as of January 31, 1995 among HPSC Bravo Funding Corp., Triple-A Funding Corporation, as Lender, and CapMAC, as Administrative Agent and as Collateral Agent

Incorporated by reference to Exhibit 10.26 to HPSC's Registration Statement on Form S-1 filed January 30, 1997

10.43

Amendment No. 3 dated June 29, 1998 to Credit Agreement dated January 31, 1995 by and among HPSC Bravo Funding Corp., Triple-A One Funding Corporation and CapMac, as Administrative Agent and Collateral Agent

Incorporated by reference to Exhibit 10.6 to HPSC's Quarterly Report on Form 10-Q for the quarter ended March 30, 1998

10.44	Merger Agreement dated May 14, 2001 between HPSC Bravo Funding, LLC and HPSC Bravo Funding Corp.	Incorporated by reference to Exhibit 10.2 to HPSC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10.45

Lease Receivables Purchase Agreement dated as of June 27, 1997 among HPSC Capital Funding, Inc., as Seller, HPSC, Inc. as Service and Custodian, EagleFunding Capital Corporation as Purchaser and BankBoston Securities, Inc. as Deal Agent

Incorporated by reference to Exhibit 10.1 to HPSC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

10.46	Appendix A to EagleFunding Purchase Agreement (Definitions List Attached.)	Incorporated by reference to Exhibit 10.2 to HPSC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997

10.47	Purchase and Contribution Agreement dated as of June 27, 1997 Between HPSC Capital Funding, Inc. as the Buyer, and HPSC, Inc. as the Originator and the Servicer.	Incorporated by reference to Exhibit 10.3 to HPSC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997

10.48	Undertaking to Furnish Certain Copies of Omitted Exhibits to Exhibit 10.27 hereof.	Incorporated by reference to Exhibit 10.4 to HPSC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

10.49

Amendment No. 2, dated April 30, 1998 to Lease Receivable Purchase Agreement dated June 27, 1997, by and among HPSC Capital Funding, Inc. (Seller), EagleFunding Capital Corporation (Purchaser), HPSC, Inc. (Servicer and Custodian), and BankBoston Securities, Inc. (Deal Agent)

Incorporated by reference to Exhibit 10.4 to HPSC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

10.50	Amendment No. 3, dated April 4, 1999 to Lease Receivable Purchase Agreement dated June 27, 1997, by and among HPSC Capital Funding, Inc. (Seller), EagleFunding Capital	Incorporated by reference to Exhibit 10.32 to HPSC’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Corporation (Purchaser), HPSC, Inc. (Servicer and Custodian), and BankBoston Securities, Inc. (Deal Agent)

10.51

Amendment No. 3 and Consent dated December 1, 2000 to Lease Receivables Purchase Agreement dated June 27, 1997 by and among HPSC Capital Funding Inc. (Seller), Eagle Funding Capital Corporation (Purchaser), HPSC, Inc. (Services and Custodian), Robertson Stephens Inc. (formerly known as BancBoston Securities Inc. (Old Deal Agent) and Fleet Securities Inc. (New Deal Agent.)

Incorporated by reference to Exhibit 10.44 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 2000

10.52	Indenture dated as of March 20, 1997 between HPSC, Inc. and State Street Bank and Trust Company, as Trustee	Incorporated by reference to HPSC's Exhibit 10.28 to HPSC's Annual Report on Form 10K for the fiscal year ended December 31, 1997

10.53	Limited Liability Company Agreement of HPSC Equipment Receivables 2000-1 LLC I	Incorporated by reference to Exhibit 10.46 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 2000

10.54	Limited Liability Company Agreement of HPSC Equipment Receivables 2000-1 LLC II	Incorporated by reference to Exhibit 10.47 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 2000

10.55

Custody Agreement among HPSC Equipment Receivables 2000-1 LLC I, HPSC Equipment Receivables 2000-1 LLC II, BNY Midwest Trust Company, Iron Mountain Records Management, Inc., and HPSC, Inc. dated as of December 1, 2000

Incorporated by reference to Exhibit 10.48 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 2000

10.56

Servicing Agreement by and among HPSC Equipment Receivables 2000-1 LLC I, HPSC Equipment Receivables 2000-1 LLC II, HPSC, Inc., American Commercial Finance Corporation, BNY Midwest Trust Company and BNY Asset Solutions, LLC dated as of December 1, 2000

Incorporated by reference to Exhibit 10.49 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 2000

10.57

Purchase Agreement for Equipment Contract-Backed Notes, Series 2000-1 of Class A-F between HPSC Equipment Receivables 2000-1 LLC I, HPSC Equipment Receivables 2000-1 LLC II and Credit Suisse First Boston Corporation dated December 14, 2000

Incorporated by reference to Exhibit 10.50 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 2000

10.58

Purchase Agreement for Floating Rate Equipment Contract-Backed Variable Funding Notes, Series 2000-1 between HPSC Equipment Receivables 2000-1 LLC I, HPSC Equipment Receivables 2000-1 LLC II and Credit Suisse First Boston Corporation dated December 14, 2000

Incorporated by reference to Exhibit 10.51 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 2000

10.59

Receivables Transfer Agreement by and among HPSC Equipment Receivables 2000-1 LLC I, HPSC Equipment Receivables 2000-1 LLC II, HPSC, Inc., American Commercial Finance Corporation, HPSC Bravo Funding Corp. and HPSC Capital Funding, Inc. dated as December 1, 2000

Incorporated by reference to Exhibit 10.52 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 2000

10.60

Indenture Agreement by and among HPSC Equipment Receivables 2000-1 LLC I, HPSC Equipment Receivables 2000-1 LLC II, HPSC, Inc., American Commercial Finance Corporation, and BNY Midwest Trust Company dated as of December 1, 2000

Incorporated by reference to Exhibit 10.53 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 2000

13.1	HPSC, Inc. 2001 Annual Report to Shareholders	Filed herewith

21.1	Subsidiaries of HPSC, Inc.	Filed herewith

23.1	Consent of Deloitte & Touche LLP	Filed herewith

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

HPSC, Inc.

Dated: March 29, 2002	By: /s/ John W. Everets
John W. Everets
Chairman, Chief Executive
Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of HPSC, Inc. and in the capacities and on the dates indicated.

	NAME	TITLE	DATED

By:

/s/ John W. Everets

Chairman, Chief Executive Officer and Director

March 29, 2002

	John W. Everets	(Principal Executive Officer)

By:	/s/ Raymond R. Doherty	President and Director	March 29, 2002
Raymond R. Doherty

By:	/s/ Rene Lefebvre	Senior Executive Vice President, Chief Financial Officer and Treasurer	March 29, 2002
	Rene Lefebvre	(Principal Financial Officer)

By:	/s/ William S. Hoft	Vice President- Finance	March 29, 2002
	William S. Hoft	(Principal Accounting Officer)

By:	/s/ Dollie A. Cole	Director	March 29, 2002
Dollie A. Cole

By:	/s/ Thomas M. McDougal	Director	March 29, 2002
Thomas M. McDougal

By:	/s/ Samuel P. Cooley	Director	March 29, 2002
Samuel P. Cooley

By:	/s/ J. Kermit Birchfield	Director	March 29, 2002
J. Kermit Birchfield

By:	/s/ Lowell P. Weicker, Jr.	Director	March 29, 2002
Lowell P. Weicker, Jr.