Form 10-Q/A
period 2001-09-30
HPSC INC
filed 2002-08-14
CIK 718909

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001 (As Restated)

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-11618

HPSC, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-2560004 (IRS Employer Identification No.)

60 STATE STREET, BOSTON, MASSACHUSETTS 02109
(Address of principal executive offices) (Zip Code)

(617) 720-3600
(Registrant's telephone number, including area code)

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

EXPLANATORY NOTE

        This Form 10-Q/A amends the Registrant's quarterly report on Form 10-Q as of and for the three and nine months ended September 30, 2001 as filed on November 14, 2001 and is being filed to reflect the restatement of the Registrant's Consolidated Financial Statements for that period due to losses incurred from an employee defalcation. See Note 12 to the consolidated financial statements for further discussion on this matter. Each item of the 2001 third quarter Form 10-Q as filed on November 14, 2001 that was affected by the restatement has been amended and restated. Additionally, events subsequent to the filing of the Form 10-Q which are unrelated to the defalcation have been added in Note 11. No attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the original Form 10-Q except as required to reflect the effects of the restatement.

HPSC, INC.

TABLE OF CONTENTS

HPSC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (As Restated, see Note 12)

(in thousands, except per share and share amounts)

(unaudited)

	September 30, 2001	December 31, 2000
ASSETS
CASH AND CASH EQUIVALENTS	$4,210	$—
RESTRICTED CASH—SERVICING UNDER SECURITIZATION AGREEMENTS	25,801	19,867
RESTRICTED CASH—PREFUNDING	—	95,218
INVESTMENT IN LEASES AND NOTES:
Lease contracts and notes receivable due in installments	405,940	404,366
Notes receivable	39,104	37,083
Retained interest in leases and notes sold	21,959	13,690
Estimated residual value of equipment at end of lease term	23,828	22,121
Deferred origination costs	9,327	9,061
Less: Unearned income	(100,179)	(98,089)
Security deposits	(5,324)	(5,893)
Allowance for losses	(14,410)	(14,170)

Net investment in leases and notes	380,245	368,169

OTHER ASSETS	10,361	10,376

TOTAL ASSETS	$420,617	$493,630

LIABILITIES AND STOCKHOLDERS' EQUITY
REVOLVING CREDIT BORROWINGS	$55,000	$49,000
SENIOR NOTES	273,466	356,097
Less: DISCOUNT ON SENIOR NOTES	(1,116)	(636)
SENIOR SUBORDINATED NOTES	19,985	19,985
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	21,070	19,556
ACCRUED INTEREST	2,129	2,210
INTEREST RATE SWAP CONTRACTS	9,118	—
DEFERRED INCOME TAXES	5,959	8,666

TOTAL LIABILITIES	385,611	454,878

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
PREFERRED STOCK, $1.00 par value; authorized 5,000,000 shares; issued—None	—	—
COMMON STOCK, $0.01 par value; 15,000,000 shares authorized; issued and outstanding 4,769,530 shares in 2001 and 4,713,030 in 2000	48	47
Additional paid-in capital	14,777	14,364
Retained earnings	31,016	29,216
Less: Accumulated other comprehensive loss, net of tax	(5,536)	—
Treasury Stock (at cost) 594,765 shares in 2001 and 546,477 in 2000	(4,180)	(3,830)
Deferred compensation	(361)	(635)
Notes receivable from officers and employees	(758)	(410)

TOTAL STOCKHOLDERS' EQUITY	35,006	38,752

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$420,617	$493,630

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HPSC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (As Restated, see Note 12)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

(in thousands, except per share and share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000
REVENUES:
Earned income on leases and notes	$12,014	$12,870	$36,461	$36,844
Gain on sales of leases and notes	4,305	2,149	11,167	5,770
Provision for losses	(2,752)	(2,202)	(6,812)	(5,398)

Net revenues	13,567	12,817	40,816	37,216

EXPENSES:
Selling, general and administrative	5,453	4,774	16,885	14,867
Loss from employee defalcation	105	294	858	1,134
Interest expense	6,646	6,768	21,774	18,948
Interest income	(193)	(179)	(1,730)	(581)

Net operating expenses	12,011	11,657	37,787	34,368

INCOME BEFORE INCOME TAXES	1,556	1,160	3,029	2,848
PROVISION FOR INCOME TAXES	619	479	1,229	1,189

NET INCOME	$937	$681	$1,800	$1,659

BASIC NET INCOME PER SHARE	$0.24	$0.17	$0.45	$0.43

SHARES USED TO COMPUTE BASIC NET INCOME PER SHARE	3,987,484	3,942,511	3,968,015	3,858,658
DILUTED NET INCOME PER SHARE	$0.22	$0.16	$0.42	$0.38

SHARES USED TO COMPUTE DILUTED NET INCOME PER SHARE	4,343,260	4,283,896	4,313,137	4,331,300

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HPSC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (As Restated, see Note 12)

FOR EACH OF THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

(in thousands)

(unaudited)

	September 30, 2001	September 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,800	$1,659
Adjustments to reconcile net income to net cash provided by Operating activities:
Depreciation and amortization	5,429	4,474
Increase in deferred income taxes	875	882
Interest rate swap breakage costs	539	—
Restricted stock and option compensation	485	490
Gain on sales of lease contracts and notes receivable	(11,167)	(5,770)
Provision for losses on lease contracts and notes receivable	6,812	5,398
Increase (decrease) in accrued interest	(81)	192
Increase in accounts payable and accrued liabilities	2,616	2,752
Increase in accrued income taxes	202	45
Increase in operating related other assets	(1,107)	(101)

Cash provided by operating activities	6,403	10,021

CASH FLOWS FROM INVESTING ACTIVITIES:
Origination of lease contracts and notes receivable due in Installments	(193,134)	(183,882)
Portfolio receipts, net of amounts included in income	56,738	65,337
Proceeds from sales of lease contracts and notes receivable due in Installments	17,178	34,599
Net increase in notes receivable	(2,021)	(9,788)
Net decrease in security deposits	(569)	(536)
Net decrease in investing related other assets	262	351
Net increase in loans to employees	(351)	(25)

Cash used in investing activities	(121,897)	(93,944)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of term securitization notes	(56,132)	—
Repayment of other senior notes	(24,577)	(60,617)
Proceeds from issuance of term securitization notes, net of debt issue Costs	4,563	—
Proceeds from issuance of other senior notes, net of debt issue costs	101,163	138,507
Net proceeds from revolving credit borrowings	6,000	4,000
Interest rate swap breakage costs	(539)	—
Purchase of treasury stock	(350)	(157)
Decrease in restricted cash	89,284	2,058
Repayment of employee stock ownership plan promissory note	105	105
Exercise of employee stock options	187	27

Cash provided by financing activities	119,704	83,923

Net increase (decrease) in cash and cash equivalents	4,210	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$4,210	$—

Supplemental disclosures of cash flow information:
Interest paid	$19,071	$18,139
Income taxes paid	134	239
Non-cash transactions:
Asset sale transfers in satisfaction of senior notes	$109,145	$39,546

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HPSC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

        The information presented for the interim periods is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of HPSC, Inc. (the "Company"), are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results to be expected for the full fiscal year. Certain 2000 amounts have been reclassified to conform with 2001 presentation. As discussed in Note 12 to the condensed consolidated financial statements, the Company has restated its financial statements for the three and nine months ended September 30, 2001 and 2000. These financial statements have been prepared in accordance with the instructions of Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. As a result, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's latest annual report on Form 10-K.

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

4. Bravo Facility

        In February 2001, the Company repaid approximately $19,000,000 outstanding under the loan portion of the HPSC Bravo Funding LLC ("Bravo") revolving credit facility (the "Bravo Facility") with proceeds received from the prefunding arrangement provided through the ER 2000-1 securitization. In June 2001, the Bravo Facility was renewed to provide the Company with $285,000,000 of borrowing availability through June 2002 upon substantially the same terms and conditions. An additional $100,000,000 of availability was subsequently provided to the Company pursuant to this facility in August 2001, bringing the total amount available for borrowing to $385,000,000. On September 30, 2001, Bravo had a total of $147,126,000 outstanding under the loan and sale portions of the Bravo Facility ($99,653,000 in loans and $47,473,000 in sales). Bravo incurs interest at variable rates in the commercial paper market and enters into interest rate swap agreements to assure fixed rate funding. In connection with these loans and sales, Bravo had eight separate interest rate swap contracts with a total notional value of $142,764,000 at September 30, 2001. Bravo assigns its rights, title and interest in each interest rate swap contract to the purchasers of commercial paper issued by the conduit which provides the Bravo facility. In the case where the notional value of the interest rate swap agreements exceeds the debt outstanding under the Bravo facility, the excess swap agreements would be marked-to-market through income until new borrowings are incurred which would be subject to such swap agreements. All interest rate swap agreements entered into by the Company are for other than trading purposes. A waiver has been obtained by the Company under the Bravo Facility for the quarter ended September 30, 2001 for non-compliance by the Company with its tangible net worth, interest coverage, and leverage ratio covenant requirements as a result of costs incurred by the Company in connection with the issuance of the ER 2000-1 notes in December 2000 as well as from the accounting impact of SFAS No. 133. The Company intends to obtain a similar waiver for the quarter ended December 31, 2001. Refer to Note 11 regarding subsequent events.

5. Revolving Loan Facility

        In May 2001, the Company executed a Third Amendment to the Fourth Amended and Restated Credit Agreement with Fleet National Bank as Managing Agent (the "Revolving Loan Agreement") providing availability to the Company of up to $83,500,000 through May 2002 under substantially the same terms and conditions. Refer to Note 11 regarding subsequent events.

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

7. Segment Information

        A summary of information about the Company's operations by segment for the three and nine months ended September 30, 2001 and 2000 are as follows:

	Three months ended September 30,			Nine months ended September 30,
	Licensed Professional Financing	Commercial and Industrial Financing	Total	Licensed Professional Financing	Commercial and Industrial Financing	Total
	(in thousands)
2001
Earned income on leases and notes	$11,013	$1,001	$12,014	$33,287	$3,174	$36,461
Gain on sales of leases and notes	4,305	—	4,305	11,167	—	11,167
Provision for losses	(2,562)	(190)	(2,752)	(6,362)	(450)	(6,812)
Selling, general and administrative expenses	(5,051)	(402)	(5,453)	(15,651)	(1,234)	(16,885)
Loss from employee defalcation	—	(105)	(105)	—	(858)	(858)

Net profit contribution	7,705	304	8,009	22,441	632	23,073
Total assets				389,183	31,434	420,617
2000
Earned income on leases and notes	$11,402	$1,468	$12,870	$32,863	$3,981	$36,844
Gain on sales of leases and notes	2,149	—	2,149	5,770	—	5,770
Provision for losses	(2,122)	(80)	(2,202)	(5,278)	(120)	(5,398)
Selling, general and administrative expenses	(4,246)	(528)	(4,774)	(13,333)	(1,534)	(14,867)
Loss from employee defalcation	—	(294)	(294)	—	(1,134)	(1,134)

Net profit contribution	7,183	566	7,749	20,022	1,193	21,215
Total assets				387,472	42,974	430,446

        The following reconciles net segment profit contribution as reported above to total consolidated income before income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
	(in thousands)
Net segment profit contribution	$8,009	$7,749	$23,073	$21,215
Interest expense	(6,646)	(6,768)	(21,774)	(18,948)
Interest income on cash balances	193	179	1,730	581

Income before income taxes	$1,556	$1,160	$3,029	$2,848

        Other Segment Information—The Company derives substantially all of its revenues from domestic customers. As of September 30, 2001, no single customer within the licensed professional financing segment accounted for greater than 1% of the total owned and serviced portfolio of that segment. Within the commercial and industrial financing segment, no single customer accounted for greater than 10% of the total portfolio of that segment. The licensed professional financing segment relies on certain vendors to provide referrals to the Company. For the nine months ended September 30, 2001, no one vendor accounted for greater than 6% of the Company's licensed professional financing originations.

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

        Comprehensive income consists of unrealized gains and losses resulting from changes in the fair value of cash flow hedges since the adoption of SFAS No. 133 on January 1, 2001. Details of the

Company's comprehensive income for the nine months ended September 30, 2001 and 2000 are as follows:

	For the nine months ended September 30,
	2001	2000
	(in thousands)
Net income	$1,800	$1,659
Unrealized losses on interest rate swap contracts, net of taxes	(7,174)	—
Interest rate swap contracts assigned to qualified special entities upon securitization, net of taxes	2,373	—
Realized swap breakage costs included in net income, net of taxes	327	—

Other comprehensive income before cumulative effect adjustment	(2,674)	1,659

Cumulative effect adjustment upon the adoption of SFAS No. 133, net of taxes	(1,062)	—

Comprehensive income (loss)	$(3,736)	$1,659

        During the nine months ended September 30, 2001, the Company's interest rate swaps effectively offset changes in the hedged portion of the cash flows of the Company's variable rate debt obligations. The swap breakage costs included in net income in the above table relate to the after-tax effect of swap breakage costs realized during the current period. The total pretax cost to terminate the swap contracts was $539,000 and is reflected as a component of selling, general and administrative expenses for the nine months ended September 30, 2001.

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

        The following is a summary of certain cash flow activity received from and paid to securitization facilities for the nine months ended September 30, 2001:

(in thousands)
Asset sale transfers in satisfaction of senior notes	$109,145
Cash proceeds from new securitizations	17,178
Cash collections from obligors, remitted to securitization facilities	(64,357)
Servicing fees received	1,025
Other cash flows retained by servicer	4,518
Net servicing (advances) repayments	(1,993)

        The following is a summary of the performance of financing contracts both owned by the Company as well as securitized and managed by the Company:

	At September 30, 2001
	Net Investment Outstanding	Net Investment Outstanding for Accounts over 90 Days Past Due	Net Credit Losses For the nine months ended September 30, 2001
	(in thousands)
Licensed professional financing segment	$598,723	$19,871	$6,046
Commercial and industrial financing segment	30,013	—	526

Total owned and managed	628,736	$19,871	$6,572
Less:
Securitized licensed professional financing assets	248,491

Total owned	$380,245

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

11. Subsequent Events

        On August 5, 2002, Fleet National Bank assigned the Company's Revolving Loan Agreement to Foothill Capital Corporation, as Agent (the "Foothill Revolver"). Consequently, the Company executed a Fifth Amended and Restated Loan and Security Agreement with Foothill Capital Corporation and a group of lenders. The Foothill Revolver provides for a line of credit to HPSC (the "HPSC Foothill Revolver") and a separate line of credit to HPSC's asset-based lending subsidiary, ACFC (the "ACFC Foothill Revolver"). Under the terms of the HPSC Foothill Revolver, the Company may borrow up to $50,000,000 at variable interest rates of prime plus .50% to 1.00% and at LIBOR plus 2.50% to 3.00%, depending upon the Company's balance sheet leverage. Under the ACFC Foothill Revolver, ACFC may borrow up to $20,000,000 at a variable interest rate of prime plus 1.00% for the first 180 days and prime plus 2.00% thereafter. The HPSC Foothill Revolver expires on August 5, 2005. The ACFC Foothill Revolver expires on February 5, 2003. Both the HPSC and the ACFC Revolvers are subject to certain financial covenant requirements which include, among others, tangible net worth, leverage, profitability levels, and interest coverage. Initial proceeds from the Foothill Revolvers were used to repay all remaining amounts due to Fleet National Bank under the Revolving Loan Agreement.

        On August 5, 2002, the Company executed a Master Amendment and Waiver Agreement with Triple-A One Funding Corporation and Capital Markets Assurance Corporation (collectively, "MBIA"), to amend covenant requirements of the Bravo Facility to match substantially the covenant requirements of the HPSC Foothill Revolver. The agreement is effective with the quarter ended June 30, 2002. For each quarter prior to that date, a waiver had been obtained for the Company's non-compliance with these covenant requirements. This non-compliance resulted primarily from costs incurred by the Company in connection with completing the ER 2000-1 asset securitization in December 2000 and the impact of the Company's adoption of Statement of Financial Accounting Standard ("SFAS") No. 133. Also on August 5, 2002, the Company executed a Receivables Interest Purchase Agreement with ING Capital LLC ("ING"). Under the terms of the agreement, ING is to provide the Company with additional liquidity of up to 3.75% of Eligible Receivables in the Bravo Facility for assets previously pledged or sold to Bravo, up to a maximum amount of $20,000,000. Interest on ING borrowings is based on one-month LIBOR rates plus 3%. Amounts due ING, which are subordinate to the other lenders in the Bravo Facility, are subject to delinquency and default covenant requirements more restrictive than those contained in the Bravo documents. Concurrent with the execution of the Receivables Interest Purchase Agreement, Bravo sold to ING an initial Receivable Interest Purchase in the aggregate amount of $13,840,000. The proceeds were used to retire amounts outstanding under the Revolving Loan Agreement with Fleet National Bank.

12. Restatement

        On June 17, 2002, the Company announced that it had discovered that an officer of its asset-based lending subsidiary American Commercial Finance Corporation ("ACFC") perpetrated a defalcation against the Company by diverting approximately $5.2 million from the Company to a factoring customer in the financing of fictitious accounts receivable. When the Company discovered the defalcation, forensic accountants were engaged by the Company's special counsel under the direction of the Audit Committee to perform an investigation into the matter. The Company became aware of this defalcation subsequent to the issuance of its financial statements for the period ended March 31, 2002. The Company has restated its financial statements for all periods affected by this defalcation. Additionally, the Company has filed a claim with its fidelity insurance provider in the amount of $1 million. Any recovery will be recorded by the Company in the period that any insurance payment is received.

        The defalcation principally involved the overstatement of Cash and cash equivalents, Restricted cash- Servicing under securitization agreements, Notes receivable and Accounts payable and accrued liability balances. The corresponding loss is recorded to "Loss from employee defalcation". The tax effect of the loss is recorded through deferred income taxes and the resulting net charge recorded to retained earnings on the consolidated balance sheet. As a result of the restatement, net income for the three months ended September 30, 2001 decreased to $937,000 ($0.22 diluted net income per share) from $1,001,000 ($0.23 diluted net income per share) as previously reported. For the nine months ended September 30, 2001, net income decreased to $1,800,000 ($0.42 diluted net income per share) from $2,321,000 ($0.54 diluted net income per share) as previously reported.

        A summary of the effects of the restatement on the Company's Consolidated Balance Sheets and Statements of Operations follows:

	September 30, 2001		December 31, 2000
Balance Sheet	As Previously Reported	As Restated	As Previously Reported	As Restated
	(in thousands)
Cash and cash equivalents	$7,554	$4,210	$1,713	$—
Restricted cash—Servicing under securitization agreements	26,257	25,801	20,284	19,867
Notes receivable	39,616	39,104	37,686	37,083
Accounts payable and accrued liabilities	21,167	21,070	18,932	19,556
Deferred income taxes	7,615	5,959	9,985	8,666
Retained earnings	33,575	31,016	31,254	29,216
	For the Three Months Ended
	September 30, 2001		September 30, 2000
Income Statement	As Previously Reported	As Restated	As Previously Reported	As Restated
	(in thousands)
Loss from employee defalcation	$—	$105	$—	$294
INCOME BEFORE TAXES	1,661	1,556	1,454	1,160
Provision for income taxes	660	619	594	479
NET INCOME	$1,001	$937	$860	$681
BASIC NET INCOME PER SHARE	$0.25	$0.24	$0.22	$0.17
DILUTED NET INCOME PER SHARE	$0.23	$0.22	$0.20	$0.16
	For the Nine Months Ended
	September 30, 2001		September 30, 2000
	As Previously Reported	As Restated	As Previously Reported	As Restated
Loss from employee defalcation	$—	$858	$—	$1,134
INCOME BEFORE TAXES	3,887	3,029	3,982	2,848
Provision for income taxes	1,566	1,229	1,635	1,189
NET INCOME	$2,321	$1,800	$2,347	$1,659
BASIC NET INCOME PER SHARE	$0.58	$0.45	$0.61	$0.43
DILUTED NET INCOME PER SHARE	$0.54	$0.42	$0.54	$0.38

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        As discussed in Note 12 to the consolidated financial statements, the Company has restated its financial statements for the three and nine months ended September 30, 2001 and 2000. The accompanying Management's Discussion and Analysis of Financial Condition gives effect to the restatement.

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

        The allowance for losses at September 30, 2001 was $14,410,000 (3.8% of net investment in leases and notes) compared to $14,170,000 (3.9% of net investment in leases and notes) at December 31, 2000. Net charge-offs for the nine months ended September 30, 2001 were $6,572,000 compared to $2,754,000 for the same period in 2000. The increase in 2001 was largely due to two separate issues. First, the Company wrote-off approximately $1,800,000 as a result of the bankruptcy of an equipment vendor and resulting customer disputes over the products which the Company had financed. The Company agreed to settle the related lawsuit and subsequently wrote-off the remaining balances due on the disputed customer accounts during the second quarter of 2001. Second, the Company's commercial lending subsidiary charged off the remaining balance on a loan to an obligor who filed for bankruptcy. The account had been fully reserved in prior periods.

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

        For the three and nine month periods ended September 30, 2001, the Company recorded a loss from employee defalcation of $105,000 and $858,000, respectively, compared to $294,000 and $1,134,000 for the three and nine months ended September 30, 2000.

        The Company's effective income tax rate for both the three and nine month periods ended September 30, 2001 and September 30, 2000 were approximately 40%. Net income for the three months ended September 30, 2001 was $937,000 ($0.22 diluted net income per share) compared to $681,000 ($0.16 diluted net income per share) for the same period in 2000. For the nine months ended September 30, 2001, the Company's net income was $1,800,000 ($0.42 diluted net income per share) compared to $1,659,000 ($0.38 diluted net income per share) for the nine months ended September 30, 2000. Excluding the one-time pre-tax charge of $819,000 associated with the settlement of a lawsuit during the second quarter (described above), the Company's net income for the nine months ended September 30, 2001 would have been $2,289,000, or $0.53 diluted net income per share.

Liquidity and Capital Resources

        At September 30, 2001, the Company had $30,011,000 in cash, cash equivalents and restricted cash as compared to $115,085,000 at December 31, 2000. A significant portion of this cash was restricted pursuant to financing agreements. Components of restricted cash at September 30, 2001 and at December 31, 2000 were as follows:

	September 30, 2001	December 31, 2000
	(in thousands)
Cash collections—Bravo Funding LLC	$3,262	$5,738
Cash collections—ER 2000-1 LLC I	2,766	—
Cash collections—ER 2000-1 LLC II	8,213	4,258
Prefunding arrangements—ER 2000-1	—	95,218
Capitalized interest—ER 2000-1	—	1,049
Amounts required for initial interest payment—ER 2000-1	—	2,735
Cash escrow—ER 2000-1 swap agreement	1,034	1,002
Cash reserves—ER 2000-1	9,478	5,085
Cash residual payment reserves—ER 2000-1	1,048	—

Total	$25,801	$115,085

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

        Cash provided by operating activities was $6,403,000 for the nine months ended September 30, 2001 compared to $10,021,000 for the nine months ended September 30, 2000. The significant components of cash provided by operating activities for the nine months ended September 30, 2001 as compared to the same period in 2000 were net income of $1,800,000 in 2001 compared to $1,659,000 in 2000, adjusted for increased gains on sales of lease contracts and notes receivable of $11,167,000 in 2001 compared to $5,770,000 in 2000, increased provision for losses of $6,812,000 in 2001 compared to $5,398,000 for 2000, swap breakage costs of $539,000 in 2001 compared to none in the prior year, and an increase in accounts payable and accrued liabilities of $2,616,000 in 2001 compared to $2,752,000 for the same period in 2000.

        Cash used in investing activities was $121,897,000 for the nine months ended September 30, 2001 compared to $93,944,000 for the nine months ended September 30, 2000. The significant components of cash used in investing activities for the first nine months of 2001 compared to the same period in 2000 were an increase in originations of lease contracts and notes receivable due in installments to $193,134,000 from $183,882,000, and a net increase in notes receivable of $2,021,000 in 2001 compared to $9,788,000 in 2000, offset by portfolio receipts of $56,738,000 in 2001 compared to $65,337,000 in 2000, and proceeds from sales of lease contracts and notes receivable of $17,178,000 for the nine months ended September 30, 2001 compared to $34,599,000 in the same period last year.

        Cash provided by financing activities for the nine months ended September 30, 2001 was $119,704,000 compared to $83,923,000 for the nine months ended September 30, 2000. The significant components of cash provided by financing activities for the first nine months of 2001 as compared to the equivalent period in 2000 included proceeds from the issuance of senior notes pursuant to the ER 2000-1 securitization, net of issuance costs, of $4,563,000 in 2001 compared to none in 2000, proceeds from the issuance of other senior notes of $101,163,000 in 2001 compared to $138,507,000 in 2000, net proceeds from revolving credit borrowings of $6,000,000 in 2001 compared to $4,000,000 in 2000, along with a decrease in restricted cash of $89,284,000 in 2001 compared to $2,058,000 in 2000. These were offset by repayments on term securitization notes of $56,132,000 in 2001 compared to none in 2000, as well as repayments of other senior notes of $24,577,000 in 2001 compared to $60,617,000 in 2000.

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

        In May 2000, a Fourth Amended and Restated Credit Agreement was executed with Fleet National Bank as Managing Agent, providing availability to the Company of up to $90,000,000 through May 2001. In May 2001, the Company executed a Third Amendment to the Fourth Amended and Restated Credit Agreement, providing availability of $83,500,000 through May 2002 upon substantially the same terms and conditions. Under the Revolving Loan Agreement, the Company may borrow at variable rates of prime plus .75% to 1.25% and at LIBOR plus 2.25% to 2.75%, depending upon its compliance with certain performance covenants. At September 30, 2001, the Company had $55,000,000 outstanding under this facility and $28,500,000 available for borrowing, subject to borrowing base limitations. The outstanding borrowings under the Revolving Loan Agreement are not hedged and, therefore, are exposed to upward movements in interest rates. Certain covenant requirements, including the Company's tangible net worth, interest coverage, and leverage ratio, were amended in March 2001, effective retroactive as of December 31, 2000, primarily to permit the costs incurred by the Company in connection with its ER 2000-1 term securitization in December 2000. As of September 30, 2001, the Company was in compliance with all of its covenant requirements. Refer to Note 11 regarding subsequent events.

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

        In June 2001, the Company, along with its wholly-owned, special-purpose subsidiary HPSC Bravo Funding, Inc. (now HPSC Bravo Funding LLC), renewed their amended revolving credit facility structured and guaranteed by MBIA, Inc. The Bravo Facility, which provided the Company with available borrowings up to $285,000,000 through June 2002, was subsequently increased to $385,000,000 in August 2001, under substantially the same terms and conditions. Pursuant to the Bravo Facility, Bravo, to which the Company sells and may continue to sell or contribute certain of its portfolio assets, subject to certain covenants regarding Bravo's portfolio performance and borrowing base calculations, pledges or sells its interests in these assets to a commercial paper conduit entity. Bravo incurs interest at variable rates in the commercial paper market and enters into interest rate swap agreements to assure fixed rate funding. Monthly settlements of principal and interest payments are made from the collection of payments on Bravo's portfolio. The Company is the servicer of the Bravo portfolio, subject to it meeting certain covenants. Pursuant to the terms of the facility, the required monthly payments of principal and interest to purchasers of the commercial paper are guaranteed by MBIA, Inc. In December 2000 and February 2001, the Company repaid substantial portions of outstanding borrowings in the Bravo Facility with the proceeds received from the issuance of the ER 2000-1 notes. As of September 30, 2001, Bravo had $47,473,000 outstanding from sales of receivables under the sale portion of the Bravo Facility and $99,653,000 of indebtedness outstanding under the loan portion of the Bravo Facility. In connection with these sales and loans, Bravo had eight separate interest rate swap contracts outstanding with a total notional value of $142,764,000. A waiver has been obtained by the Company under the Bravo Facility for the quarter ended September 30, 2001 for non-compliance by the Company with its tangible net worth, interest coverage, and leverage ratio covenant requirements as a result of costs incurred by the Company in connection with the issuance of the ER 2000-1 notes in December 2000 as well as from the accounting impact of SFAS No. 133. The Company intends to obtain a similar waiver for the quarter ended December 31, 2001. Refer to Note 11 regarding subsequent events.

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

Forward-Looking Statements

        This Form 10-Q/A may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. When used in this Form 10-Q/A, the words "believes," "anticipates," "expects," "plans," "intends," "estimates," "continue," "may," or "will" (or the negative of such words) and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties, including but not limited to the following: the Company's dependence on maintaining and increasing funding sources; restrictive covenants in funding documents; payment restrictions and default risks in asset securitization transactions to which the Company, or its subsidiaries, are a party; customer credit risks; competition for customers and for capital funding at favorable rates; changes in healthcare payment policies; interest rate risk; the risk that the Company may not be able to realize the residual value on financed equipment at the end of its lease term; interest rate hedge contract risks; dependence on sales representatives and the current management team; and fluctuations in quarterly operating results. The Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2000, contain additional information concerning such risk factors. Actual results in the future could differ materially from those described in any forward-looking statements as a result of the risk factors set forth above, and the risk factors described in the Annual Report. HPSC cautions the reader, however, that such list of risk factors may not be exhaustive. HPSC undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

PART II. OTHER INFORMATION

Items 1 through 5 are omitted because they are inapplicable.

Item 6. Exhibits and Reports on Form 8-K

  a)
  Exhibits

  99.1
  Chief Executive Officer Certification

  99.2
  Chief Financial Officer Certification

  b)
  Reports on Form 8-K:

        There were no reports on Form 8-K filed during the three months ended September 30, 2001.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HPSC, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HPSC, INC. (Registrant)
By:	/s/ JOHN W. EVERETS John W. Everets Chief Executive Officer Chairman of the Board
By:	/s/ RENE LEFEBVRE Rene Lefebvre Senior Executive Vice President Chief Financial Officer
By:	/s/ WILLIAM S. HOFT William S. Hoft Vice President–Finance

Dated: August 14, 2002

QuickLinks

APPLICABLE ONLY TO CORPORATE ISSUERS
EXPLANATORY NOTE
HPSC, INC. TABLE OF CONTENTS
HPSC, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (As Restated, see Note 12) (in thousands, except per share and share amounts) (unaudited)
HPSC, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (As Restated, see Note 12) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (in thousands, except per share and share amounts) (unaudited)
HPSC, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (As Restated, see Note 12) FOR EACH OF THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (in thousands) (unaudited)
HPSC, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
PART II. OTHER INFORMATION
SIGNATURES