Form 10-K/A
period 2001-12-31
HPSC INC
filed 2002-08-14
CIK 718909

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2001(As Restated)

or

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

Securities registered pursuant to section 12(b) of the Act:

NONE

Securities registered pursuant to section 12(g) of the Act:

Title of Class	Name of Exchange on which Registered
COMMON STOCK—PAR VALUE $.01 PER SHARE	American Stock Exchange

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

EXPLANATORY NOTE

        This Form 10-K/A amends the Registrant's annual report on Form 10-K for the year ended December 31, 2001 as filed on March 29, 2002 and is being filed to reflect the restatement of the Registrant's Consolidated Financial Statements included therein due to losses incurred from an employee defalcation. See Note P to the consolidated financial statements in the Company's Annual Report to Shareholders for further discussion on this matter. Each item of the 2001 Form 10-K as filed on March 29, 2002 that was affected by the restatement has been amended and restated. Additionally, events subsequent to the filing of the Form 10-Kwhich are unrelated to the defalcation have been added in Note O. No attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the original Form 10-K except as required to reflect the effects of the restatement.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 14, 2002 (the "2002 Proxy Statement") are incorporated by reference into Part III of this annual report on Form 10-K/A.

        The 2002 Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" as part of this annual report on Form 10-K/A.

        Portions of the Company's 2001 Annual Report to Shareholders (as restated) (the "2001 Annual Report") are incorporated by reference into Parts I, II and IV of this annual report on Form 10-K/A.

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

        HPSC provides financing, in the form of leases and notes due in installments, to the dental, ophthalmic, chiropractic, optometry, veterinary, podiatry and other medical and healthcare professions. At December 31, 2001, approximately 91% of the Company's consolidated net investment in leases and notes consisted of financing contracts with licensed healthcare professionals. Approximately 70% of these leases and notes are for equipment financing while approximately 30% relate to practice financing, leasehold improvements, office furniture, working capital and supplies. HPSC competes in the healthcare finance market where the size of the transaction is $250,000 or less, sometimes referred to as the "small-ticket" market. The average size of an obligor's original obligation to the Company under a contract originated by the Company in 2001 was approximately $38,000. The Company's finance and lease agreements are non-cancelable and provide for a full payout at a fixed interest rate over a term of one to seven years. The Company markets its financing services to healthcare providers in a number of ways, including direct marketing through trade shows, conventions, advertising, cooperative arrangements with equipment vendors, and through its sales staff located in 23 offices throughout the United States.

        At December 31, 2001, the net investment of owned and managed financing contracts in the licensed professional financing segment was $621 million, consisting of approximately 22,000 active contracts. Licensed professional financing contract originations were $250 million, $242 million and $208 million, for the years ended December 31, 2001, 2000 and 1999, respectively.

        The remaining 9% of the Company's portfolio consists of notes receivable. These notes primarily relate to ACFC revolving, asset-based lines of credit of $5 million or less extended to commercial and industrial businesses which often cannot obtain traditional bank financing. The average ACFC loan is for a term of two to three years with a credit line of $1 million. At December 31, 2001, ACFC's notes receivable outstanding, net of allowance for loan losses, was $28 million. ACFC's originations of new lines of credit were $13 million, $7 million and $18 million, for the years ended December 31, 2001, 2000 and 1999, respectively.

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

HEALTHCARE PROVIDER FINANCING

Terms and Conditions

        The Company's business consists primarily of the origination of equipment financing contracts through which the Company finances healthcare providers' acquisition of equipment as well as leasehold improvements, working capital and supplies. The contracts are either finance agreements (notes) or leases, and are non-cancelable. The contracts are full payout contracts and provide for scheduled payments sufficient, in the aggregate, to cover the Company's costs, and to provide the Company with an appropriate return on its investment. During 2001, approximately 77% of the contracts originated by the Company were finance agreements (74% for 2000) while the remaining 23% were lease agreements (26% for 2000). The Company provides its leasing customers with an option to purchase the equipment at the end of the lease, generally for 10% of its original cost. In the past, substantially all lessees have exercised this option. The terms of the Company's leases and notes range from 12 to 84 months, with a weighted-average original term of 63 months for the year ended December 31, 2001.

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

Realization of Residual Values on Equipment Leases

        In the past, the Company has realized almost 100% of the residual value of equipment covered by leases that run to maturity. The continued growth in the Company's equipment lease portfolio has resulted in increases in the aggregate amount of recorded residual values on the Company's balance sheet. As of December 31, 2001, substantially all of the Company's leasing portfolio and associated residual values are scheduled to expire by the year 2008. Realization of such residual values depends on factors not within the Company's control, such as the condition of the equipment, the cost of comparable new equipment and the technological or economic obsolescence of the equipment. Although the Company has historically received almost 100% of recorded residual values, there can be no assurance that this realization rate will continue.

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

        ACFC's underwriting procedures include an evaluation of the collectibility of the borrower's receivables pledged to ACFC, including an evaluation of the validity of such receivables and the creditworthiness of the payors of such receivables. ACFC may also require its customers to pay for credit insurance with respect to its loans. The Loan Administration Officer of ACFC is responsible for maintaining lending standards and for monitoring loans and underlying collateral. Before approving a loan, ACFC examines the prospective customer's books and records and monitors its customer's operations as deemed necessary during the term of the loan. Loan officers are required to rate the risk of each loan made by ACFC and to update the rating upon receipt of financial statements from the customer or when 90 days have elapsed since the date of the last rating.

ALLOWANCE FOR LOSSES AND CHARGE-OFFS

        The Company maintains an allowance for losses in connection with its financing contracts which it deems sufficient to meet current and future estimated uncollectible receivables held in the Company's portfolio. Each quarter, the Company performs a detailed analysis of delinquent accounts to evaluate specific factors affecting the obligor's ability to pay. As part of the analysis, the Company looks at the delinquency status of the customer, the fair value of the collateral, the current credit rating of the obligor, and the financial strength of guarantors, among other factors. In addition, the Company takes into consideration the Company's historical loss experience and general economic conditions. At December 31, 2001, this allowance for losses was 3.9% of the Company's owned net investment in leases and notes. There can be no assurance that this allowance will prove to be adequate. Failure of the Company's customers to make scheduled payments under their financing contracts could require the Company to (i) make payments in connection with any recourse portion of its borrowings relating to such contract, (ii) lose its residual interest in any underlying equipment or (iii) forfeit cash collateral pledged as security for the Company's asset securitizations. In addition, any significant increase in losses or in the rate of payment defaults under the Company's financing contracts could adversely affect the Company's ability to obtain additional funding, including its ability to complete additional asset securitizations.

        To manage credit risk, the Company has adopted underwriting and collection policies that are closely monitored by management. Additionally, the Company may be subject to limited recourse from leases and notes receivable sold under certain securitization agreements. Such risk of loss is generally limited to the extent of the Company's retained interest in the leases and notes sold and residual values related to the sold financing contracts. Accounts are normally charged-off when future payments are deemed unlikely.

        A summary of activity in the Company's consolidated allowance for losses for each of the years in the three-year period ended December 31, 2001 is as follows:

	2001	2000	1999
	(in thousands)
Balance, beginning of year	$(14,170)	$(9,150)	$(7,350)
Provision for losses	(9,409)	(9,218)	(4,489)
Charge-offs	8,253	4,287	2,853
Recoveries	(33)	(89)	(164)

Balance, end of year	$(15,359)	$(14,170)	$(9,150)

        The total gross contractual balances of delinquent leases and notes receivable due in installments, both owned and managed by the Company, which were over 90 days past due was $24,945,000 at December 31, 2001 compared to $23,759,000 at December 31, 2000. An account is considered delinquent when not paid within 30 days of the billing due date. Charge-offs for the year 2001 were adversely affected by the bankruptcy of an equipment vendor and resulting customer lawsuits over the vendor's products financed by the Company. The Company agreed to settle the related lawsuit and subsequently charged-off approximately $1,800,000 representing the remaining balances due on the disputed customers' accounts.

FUNDING SOURCES

General

        The Company's principal sources of funding for its financing transactions are: (i) a revolving loan agreement with Fleet National Bank as Agent, providing borrowing availability of up to $83.5 million (the "Revolver"), (ii) a securitized limited recourse revolving sale and loan credit facility with a wholly-owned, special-purpose subsidiary of the Company, HPSC Bravo Funding LLC ("Bravo"), with an aggregate availability of $385 million, (iii) a $527 million sale and loan term securitization with a remaining outstanding principal balance of $360 million ("Equipment Receivables 2000-1"). Financing for the term securitization is provided through two wholly-owned, special-purpose subsidiaries of the Company, HPSC Equipment Receivables 2000-1 LLC I ("ER 2000-1 LLC I") and HPSC Equipment Receivables 2000-1 LLC II ("ER 2000-1 LLC II"); (iv) full recourse, fixed-term loans and sales of financing contracts with savings banks and other purchasers; (v) the Company's Senior Subordinated Notes issued in 1997; and (vi) the Company's internally generated revenues.

        Management believes that the Company's sources of liquidity are adequate to meet current obligations and carry on current operations. We note, however, that the Company's Revolver expires in May 2002. Although, historically, the Company has been successful in renewing its annual Revolver facility at levels and costs acceptable to the Company, the Company has reason to believe that one or more of the banks lending to the Company may not renew their commitment. If this occurs, the Company will seek to replace any bank not renewing. There can be no assurance that the Company will be able to replace any non-renewing banks. Thus, it is possible that the Company will have a reduced amount or no amount available under its Revolver after expiration of the current Revolver Agreement in May 2002. If the Revolver Agreement is not renewed or replaced, the outstanding balance under the current Revolver must be repaid in quarterly installments over a twelve month period with the first installment due on June 30, 2002. If the Revolver is terminated or reduced below specific levels, the Company may be in default under its Bravo facility and the Company may be unable to conduct its business or may be unable to conduct its business at current levels.

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

        Information regarding the Company's funding sources referred to in the previous paragraph is incorporated by reference to Notes C, D and O of the "Notes to Consolidated Financial Statements" at pages 9 through 12 and 26, and "Management's Discussion and Analysis of Financial Condition" at pages 30 through 39 of the 2001 Annual Report, as restated.

INFORMATION TECHNOLOGY

        The Company uses automated information systems and telecommunications capabilities to support its business functions, including accounting, taxes, credit, collections, operations, sales, and marketing. The Company has developed and owns proprietary software designed to support several of these business functions. The Company has invested a significant amount of time and capital in computer hardware and proprietary software. The Company's computerized systems provide management with accurate and up-to-date customer data which strengthens the Company's internal controls and assists in its forecasting. These systems are used to generate monthly billing, portfolio earnings recognition, collection histories, vendor analysis, customer reports and credit histories and other data useful in servicing customers and equipment suppliers. They are also used to provide financial and tax reporting, internal controls and personnel training and management. The Company recently introduced an interactive website offering its customers advanced functionality and services, and industry-specific information. The Company believes that its computer systems give it a competitive advantage by providing rapid contract processing and control over credit risk. These systems permit the Company to offer a high level of customer service.

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

EMPLOYEES

        At December 31, 2001, the Company had 131 full-time employees, 14 of whom work for ACFC. None of the Company's employees is represented by a labor union. Management believes that the Company's employee relations are good.

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

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        On May 17, 2000, the Company's common stock began trading on the American Stock Exchange (Symbol: "HDR"). Prior to that date, the Company's common stock was traded on the NASDAQ Market (Symbol: "HPSC"). The high and low closing prices for shares of the common stock as reported by the American Stock Exchange and by NASDAQ for each quarter in the last two fiscal years, as well as the approximate number of holders and information with respect to dividend restrictions, are incorporated by reference to page 28 of the 2001 Annual Report, as restated.

        The Company neither issued nor sold equity securities during the period covered by this annual report on Form 10-K/A other than shares covered by employee and director compensation plans.

Item 6.    SELECTED FINANCIAL DATA

        Selected financial data for each of the periods in the five-year period ended December 31, 2001 is incorporated by reference to page 29 of the 2001 Annual Report, as restated.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information required by this item is incorporated by reference to the section captioned "Management's Discussion and Analysis of Financial Condition" on pages 30 through 39 of the 2001 Annual Report, as restated.

Item 7a.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Discussion regarding Quantitative and Qualitative Disclosures about Market Risk is included in "Management's Discussion and Analysis of Financial Condition" on pages 38 and 39 of the 2001 Annual Report, as restated.

FORWARD-LOOKING STATEMENTS

        This annual report on Form 10-K/A contains forward-looking statements within the meaning of Section 27A of the Securities Act. Discussions containing such forward-looking statements may be found in the material set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" sections of this Form 10-K/A, as well as within the annual report generally. When used in this annual report, the words "believes," "anticipates," "expects," "plans," "intends," "estimates," "continue," "could," "may" or "will" (or the negative of such words) and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially from those described in the forward-looking statements as a result of the risk considerations set forth below under the heading "Certain Considerations" and the matters set forth in this annual report generally. HPSC cautions the reader, however, that such list of considerations may not be exhaustive. HPSC undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

CERTAIN CONSIDERATIONS

        Dependence on Funding Sources; Restrictive Covenants.    The Company's financing activities are capital intensive. The Company's revenues and profitability are related directly to the volume of financing contracts it originates. To generate new financing contracts, the Company requires access to substantial short- and long-term credit. To date, the Company's principal sources of funding for its financing transactions have been (i) a revolving credit facility with Fleet Bank, as Agent, for borrowing up to $83.5 million (the "Revolver"), (ii) a $385 million limited-recourse revolving credit facility with Bravo, (iii) a term asset securitization of $527 million completed in December 2000; (iv) fixed-rate, full recourse term loans from several savings banks, (v) specific recourse sales of financing contracts to savings banks and other purchasers, (vi) the issuance of Senior Subordinated Notes in 1997 and (vii) the Company's internally generated revenues. The Company's Revolver provides availability through May 2002 at which time the Company plans to renew the facility for another year. However, there can be no assurance that it will be able to renew or extend the Revolver or to complete additional asset securitizations or to obtain other additional financing when needed and on acceptable terms. The Company would be adversely affected if it were unable to continue to secure sufficient and timely funding on acceptable terms. The agreement governing the Revolver (the "Revolver Agreement") contains numerous financial and operating covenants. There can be no assurance that the Company will be able to comply with these covenants, and failure to meet such covenants or the failure of the lending banks to agree to amend or waive compliance with covenants that the Company does not meet would result in a default under the Revolver Agreement. Moreover, the Company's financing arrangements with Bravo and the savings banks described above incorporate the covenants and default provisions of the Revolver Agreement. The term asset securitization facility also contains covenants and default provisions as does the Indenture governing the Company's Senior Subordinated Notes. Thus, any material default that is not amended or waived under any of these agreements will result in a default under most or all of the Company's financing arrangements. In addition, the Indenture for the Senior Subordinated Notes contains certain limits on the Company's ability to incur certain types and amounts of senior debt.

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

        Interest Rate Risk.    The Company's financing contracts generally require the Company's customers to make payments at fixed rates for a specified term. Approximately $52 million of the Company's borrowings are at variable interest rates and are not hedged. Thus, any increase in interest rates would reduce the Company's financing margins and could adversely affect the Company's business, operating results and financial condition. The Company's ability to secure additional long-term financing at favorable rates is limited by many factors, including competition, market and general economic conditions and the Company's financial condition.

        Residual Value Risk.    At the inception of its equipment leasing transactions, the Company estimates what it believes will be the fair market value of the financed equipment at the end of the initial lease term and records that value (typically 10% of the initial purchase price) on its balance sheet. The Company's results of operations depend, to some degree, upon its ability to realize these residual values (as of December 31, 2001, the estimated residual value of equipment at the end of the lease term was approximately $24 million, representing approximately 5% of the Company's total assets). The Company's ability to realize these residual values depends on many factors, several of which are not within the Company's control, including, but not limited to, general market conditions at the time of the lease expiration; any unusual wear and tear on the equipment; the cost of comparable new equipment; the extent, if any, to which the equipment has become obsolete during the lease contract term; and the effects of any new government regulations. If, upon the expiration of a lease, the Company sells or refinances the leased equipment and the amount realized is less than the original recorded residual value for such equipment, a loss reflecting the difference will be recorded on the Company's books. Failure to realize aggregate recorded residual values could have an adverse effect on the Company's business, operating results and financial condition.

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

        General Market Risk.    The demand for the Company's financing products is subject to overall market risks, such as inflation, recession and changes in technology needs of medical professionals.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this item together with the Independent Auditors' Report is incorporated by reference to pages 2 through 27 of the 2001 Annual Report, as restated. (See also the "Financial Statement Schedule" filed under Item 14 of the Form 10-K filed on March 29, 2002.)

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item is incorporated by reference from the sections captioned "PROPOSAL ONE—ELECTION OF DIRECTORS—Nominees for Class I Directors," "—Members of the Board of Directors Continuing in Office" and "—Other Executive Officers" and "VOTING SECURITIES—Section 16(a) Beneficial Ownership Reporting Compliance" in the 2002 Proxy Statement filed on April 15, 2002.

Item 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference from the sections captioned "EXECUTIVE COMPENSATION—Summary Compensation Table," "—Stock Loan Program," "—Supplemental Executive Retirement Plan," "—Option Grants in Last Fiscal Year," "—Aggregated Option Exercises and Year-End Option Values," "—Employment Agreements, Termination of Employment and Change in Control Arrangements" and "—Compensation of Directors" in the 2002 Proxy Statement filed on April 15, 2002.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is incorporated by reference from the section captioned "VOTING SECURITIES—Share Ownership of Certain Beneficial Owners and Management" in the 2002 Proxy Statement filed on April 15, 2002.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated by reference from the section captioned "VOTING SECURITIES—Certain Transactions" in the 2002 Proxy Statement filed on April 15, 2002.

PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS	PAGE NUMBER IN 2001 ANNUAL REPORT
Incorporated by reference from the Company's Annual Report to Stockholders for the fiscal year ended December 31, 2001
Consolidated Balance Sheets at December 31, 2001 and December 31, 2000 (as restated)	2
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2001(as restated)	3
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income for each of the three years in the period ended December 31, 2001(as restated)	4
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2001(as restated)	5
Independent Auditors' Report	27

        (a) 2. FINANCIAL STATEMENT SCHEDULES

        Financial Statement Schedules have been omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

        (a) 3. EXHIBITS

Exhibit No.	Title	Method of Filing
3.1	Restated Certificate of Incorporation of HPSC, Inc.	Incorporated by reference to Exhibit 3.1 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 1995
3.2	Certificate of Amendment to Restated Certificate of Incorporation of HPSC, Inc. filed in Delaware on September 14, 1987	Incorporated by reference to Exhibit 3.2 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 1995
3.3	Certificate of Amendment to Restated Certificate of Incorporation of HPSC, Inc. filed in Delaware on May 22, 1995	Incorporated by reference to Exhibit 3.3 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
3.4	Amended and Restated By-Laws	Incorporated by reference to Exhibit 3.1 to HPSC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
4.1	Amended and Restated Rights Agreement dated as of September 16, 1999 between the Company and The First National Bank of Boston, N.A.	Incorporated by reference to Exhibit 4.1 to HPSC's Current Report on Form 8-K filed November 5, 1999.
*10.1	HPSC, Inc. Stock Option Plan, dated March 5, 1986	Incorporated by reference to Exhibit 10.6 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 30, 1989
*10.2	Amendment No. 1 to the HPSC, Inc. Stock Option Plan dated March 5, 1986	Incorporated by reference to Exhibit 10.2 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 2001

*10.3	HPSC, Inc. Employee Stock Ownership Plan Agreement dated December 22, 1993 between HPSC, Inc. and John W. Everets and Raymond R Doherty, as trustees	Incorporated by reference to Exhibit 10.9 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 25, 1993
*10.4	First Amendment effective January 1, 1993 to HPSC, Inc. Employee Stock Ownership Plan	Incorporated by reference to Exhibit10.2 to HPSC's Quarterly Report on Form 10-Q for the quarter ended June 25, 1994
*10.5	Second Amendment effective January 1, 1994 to HPSC, Inc. Employee Stock Ownership Plan	Incorporated by reference to Exhibit 10.11 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 1994
*10.6	Third Amendment effective January 1, 1993 to HPSC, Inc. Employee Stock Ownership Plan	Incorporated by reference to Exhibit 10.12 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 1994
*10.7	HPSC, Inc. 1994 Stock Plan dated as of March 23, 1994 and related forms of Nonqualified Option Grant and Option Exercise Form	Incorporated by reference to Exhibit 10.4 to HPSC's Quarterly Report on Form 10-Q for the quarter ended June 25, 1994
*10.8	Amended and Restated HPSC, Inc. 1995 Stock Incentive Plan	Incorporated by reference to Exhibit 10.27 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 1995
*10.9	First Amendment to HPSC, Inc. Amended and Restated 1995 Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 to HPSC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999
*10.10	HPSC, Inc. Amended and Restated 1998 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to HPSC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999
*10.11	Amendment No. 1 to the Amended and Restated 1998 Stock Option Plan	Incorporated by reference to Exhibit 10.11 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 2001
*10.12	HPSC, Inc. 2000 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to HPSC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000
*10.13	Amendment No. 1 to the HPSC, Inc. 2000 Stock Option Plan	Incorporated by reference to Exhibit 10.13 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 2001
*10.14	HPSC, Inc. Amended Outside Directors Stock Bonus Plan	Incorporated by reference to Exhibit 10.11 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 2000
*10.15	Amended and Restated Stock Loan Program	Incorporated by reference to Exhibit 10.1 to HPSC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001
*10.16	Stock Option grant to Lowell P. Weicker effective December 7, 1995	Incorporated by reference to Exhibit 10.28 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 1995
*10.17	HPSC, Inc. Supplemental Executive Retirement Plan dated as of January 1, 1997	Incorporated by reference to Exhibit 10.12 to HPSC's Annual Report on Form 10-K for the fiscal year-ended December 31, 1997

*10.18	First Amendment dated March 15, 1999 to HPSC, Inc. Supplemental Executive Retirement Plan dated as of January 1, 1997	Incorporated by reference to Exhibit 10.12 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 1998
*10.19	Second Amendment to HPSC, Inc. Supplemental Executive Retirement Plan	Incorporated by reference to Exhibit 10.3 to HPSC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999
*10.20	Third Amendment to HPSC, Inc. Supplemental Executive Retirement Plan	Incorporated by reference to Exhibit 10.15 HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 1999
*10.21	Fourth Amendment to the HPSC, Inc. Supplemental Executive Retirement Plan, dated August 10, 2000	Incorporated by reference to Exhibit 10.6 to HPSC's Quarterly Report Form 10-Q for the quarter ended June 30, 2000
*10.22	HPSC, Inc. 1998 Executive Bonus Plan	Incorporated by reference to Exhibit 10.32 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 1998
*10.23	2001 Supplemental Executive Bonus Plan	Incorporated by reference to Exhibit 10.2 to HPSC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001
*10.24	HPSC, Inc. 401(k) Plan dated February, 1993 between HPSC, Inc. and Metropolitan Life Insurance Company	Incorporated by reference to Exhibit 10.15 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 25, 1993
*10.25	Amended and Restated Employment Agreement between HPSC, Inc. and John W. Everets dated August 4, 2000	Incorporated by reference to Exhibit 10.7 to HPSC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000
*10.26	Amended and Restated Employment Agreement between HPSC, Inc. and Raymond R. Doherty dated August 4, 2000	Incorporated by reference to Exhibit 10.8 to HPSC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000
*10.27	Amended and Restated Employment Agreement between HPSC, Inc. and Rene Lefebvre dated August 4, 2000	Incorporated by reference to Exhibit 10.9 to HPSC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000
10.28	Lease dated as of March 8, 1994 between the Trustees of 60 State Street Trust and HPSC, Inc., dated September 10, 1970 and relating to the principal executive offices of HPSC, Inc. at 60 State Street, Boston, Massachusetts	Incorporated by reference to Exhibit 10.1 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 1994
10.29	Second Amendment, dated May 1998, to Lease dated as of March 8, 1994 between the Trustees of 60 State Street Trust and HPSC, Inc., dated September 10, 1970 and relating to the principal executive offices of HPSC, Inc. at 60 State Street, Boston, Massachusetts	Incorporated by reference to Exhibit 10.2 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 1999
10.30	Fourth Amended and Restated Credit Agreement dated May 12, 2000 among HPSC, Inc. and Fleet National Bank individually and as Agent, and the Banks named therein	Incorporated by reference to Exhibit 10.14 to HPSC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000

10.31	First Amendment dated as of December 1, 2000 to Fourth Amended and Restated Credit Agreement dated May 12, 2000 among HPSC, Inc., American Commercial Finance Corporation and Fleet National Bank individually and as Agent, and the Banks named therein.	Incorporated by reference to Exhibit 10.27 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 2000
10.32	Second Amendment dated as of December 31, 2000 to Fourth Amended and Restated Credit Agreement dated May 12, 2000 among HPSC, Inc., American Commercial Finance Corporation and Fleet National Bank individually and as Agent, and the Banks named therein.	Incorporated by reference to Exhibit 10.32 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 2001
10.33	Third Amendment dated as of May 8, 2001 to Fourth Amended and Restated Credit Agreement dated May 12, 2000 among HPSC, Inc., American Commercial Finance Corporation and Fleet National Bank individually and as Agent, and the Banks named therein.	Incorporated by reference to Exhibit 10.1 to HPSC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
10.34	Purchase and Contribution Agreement dated as of January 31, 1995 between HPSC, Inc. and HPSC Bravo Funding Corp.	Incorporated by reference to Exhibit 10.31 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 1994
10.35	Amended and Restated Purchase and Contribution Agreement, dated March 31, 2000, between HPSC, Inc. and HPSC Bravo Funding Corp.	Incorporated by reference to Exhibit 10.1 to HPSC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000
10.36	Amendment No. 1 to Amended and Restated Purchase and Contribution Agreement dated as of June 16, 2000, between HPSC, Inc. and HPSC Bravo Funding Corp.	Incorporated by reference to Exhibit 10.5 to HPSC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000
10.37	Credit Agreement dated as of January 31, 1995 among HPSC Bravo Funding Corp., Triple-A One Funding Corporation, as lender, and CapMAC, as Administrative Agent and as Collateral Agent	Incorporated by reference to Exhibit 10.32 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 1994
10.38	Amended and Restated Lease Receivable Purchase Agreement, dated March 31, 2000 by and among HPSC Bravo Funding Inc., HPSC, Inc., Triple-A One Funding Corporation and Capital Markets Assurance Corporation	Incorporated by reference to Exhibit 10.2 to HPSC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000
10.39	Agreement to furnish copies of Omitted Exhibits to Certain Agreements with HPSC Bravo Funding Corp.	Incorporated by reference to Exhibit 10.33 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 1994

10.40	Amendment No. 1 to Amended and Restated Lease Receivables Purchase Agreement dated as of May 26, 2000, among HPSC Bravo Funding Corp., HPSC, Inc., Triple-A One Funding Corp. and Capital Markets Assurance Corp.	Incorporated by reference to Exhibit 10.4 to HPSC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000
10.41	Consent dated December 20, 2000 to Amended and Restated Lease Receivables Purchase Agreement dated as of December 20, 2000, among HPSC Bravo Funding Corp., HPSC Inc., Triple — A One Funding Corp. and Capital Markets Assurance Corp.	Incorporated by reference to Exhibit 10.35 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 2000
10.42	Amendment documents, effective November 5, 1996 to Credit Agreement dated as of January 31, 1995 among HPSC Bravo Funding Corp., Triple-A Funding Corporation, as Lender, and CapMAC, as Administrative Agent and as Collateral Agent	Incorporated by reference to Exhibit 10.26 to HPSC's Registration Statement on Form S-1 filed January 30, 1997
10.43	Amendment No. 3 dated June 29, 1998 to Credit Agreement dated January 31, 1995 by and among HPSC Bravo Funding Corp., Triple-A One Funding Corporation and CapMac, as Administrative Agent and Collateral Agent	Incorporated by reference to Exhibit 10.6 to HPSC's Quarterly Report on Form 10-Q for the quarter ended March 30, 1998
10.44	Merger Agreement dated May 14, 2001 between HPSC Bravo Funding, LLC and HPSC Bravo Funding Corp.	Incorporated by reference to Exhibit 10.2 to HPSC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
10.45	Lease Receivables Purchase Agreement dated as of June 27, 1997 among HPSC Capital Funding, Inc., as Seller, HPSC, Inc. as Service and Custodian, EagleFunding Capital Corporation as Purchaser and BankBoston Securities, Inc. as Deal Agent	Incorporated by reference to Exhibit 10.1 to HPSC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
10.46	Appendix A to EagleFunding Purchase Agreement (Definitions List Attached).	Incorporated by reference to Exhibit 10.2 to HPSC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997
10.47	Purchase and Contribution Agreement dated as of June 27, 1997 Between HPSC Capital Funding, Inc. as the Buyer, and HPSC, Inc. as the Originator and the Servicer.	Incorporated by reference to Exhibit 10.3 to HPSC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997
10.48	Undertaking to Furnish Certain Copies of Omitted Exhibits to Exhibit 10.27 hereof.	Incorporated by reference to Exhibit 10.4 to HPSC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

10.49	Amendment No. 2, dated April 30, 1998 to Lease Receivable Purchase Agreement dated June 27, 1997, by and among HPSC Capital Funding, Inc. (Seller), EagleFunding Capital Corporation (Purchaser), HPSC, Inc. (Servicer and Custodian), and BankBoston Securities, Inc. (Deal Agent)	Incorporated by reference to Exhibit 10.4 to HPSC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998
10.50	Amendment No. 3, dated April 4, 1999 to Lease Receivable Purchase Agreement dated June 27, 1997, by and among HPSC Capital Funding, Inc. (Seller), EagleFunding Capital Corporation (Purchaser), HPSC, Inc. (Servicer and Custodian), and BankBoston Securities, Inc. (Deal Agent)	Incorporated by reference to Exhibit 10.32 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
10.51	Amendment No. 3 and Consent dated December 1, 2000 to Lease Receivables Purchase Agreement dated June 27, 1997 by and among HPSC Capital Funding Inc. (Seller), Eagle Funding Capital Corporation (Purchaser), HPSC, Inc. (Services and Custodian), Robertson Stephens Inc. (formerly known as BancBoston Securities Inc. (Old Deal Agent) and Fleet Securities Inc. (New Deal Agent).	Incorporated by reference to Exhibit 10.44 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 2000
10.52	Indenture dated as of March 20, 1997 between HPSC, Inc. and State Street Bank and Trust Company, as Trustee	Incorporated by reference to HPSC's Exhibit 10.28 to HPSC's Annual Report on Form 10K for the fiscal year ended December 31, 1997
10.53	Limited Liability Company Agreement of HPSC Equipment Receivables 2000-1 LLC I	Incorporated by reference to Exhibit 10.46 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 2000
10.54	Limited Liability Company Agreement of HPSC Equipment Receivables 2000-1 LLC II	Incorporated by reference to Exhibit 10.47 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 2000
10.55	Custody Agreement among HPSC Equipment Receivables 2000-1 LLC I, HPSC Equipment Receivables 2000-1 LLC II, BNY Midwest Trust Company, Iron Mountain Records Management, Inc., and HPSC, Inc. dated as of December 1, 2000	Incorporated by reference to Exhibit 10.48 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 2000
10.56	Servicing Agreement by and among HPSC Equipment Receivables 2000-1 LLC I, HPSC Equipment Receivables 2000-1 LLC II, HPSC, Inc., American Commercial Finance Corporation, BNY Midwest Trust Company and BNY Asset Solutions, LLC dated as of December 1, 2000	Incorporated by reference to Exhibit 10.49 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 2000

10.57	Purchase Agreement for Equipment Contract-Backed Notes, Series 2000-1 of Class A-F between HPSC Equipment Receivables 2000-1 LLC I, HPSC Equipment Receivables 2000-1 LLC II and Credit Suisse First Boston Corporation dated December 14, 2000	Incorporated by reference to Exhibit 10.50 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 2000
10.58	Purchase Agreement for Floating Rate Equipment Contract-Backed Variable Funding Notes, Series 2000-1 between HPSC Equipment Receivables 2000-1 LLC I, HPSC Equipment Receivables 2000-1 LLC II and Credit Suisse First Boston Corporation dated December 14, 2000	Incorporated by reference to Exhibit 10.51 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 2000
10.59	Receivables Transfer Agreement by and among HPSC Equipment Receivables 2000-1 LLC I, HPSC Equipment Receivables 2000-1 LLC II, HPSC, Inc., American Commercial Finance Corporation, HPSC Bravo Funding Corp. and HPSC Capital Funding, Inc. dated as December 1, 2000	Incorporated by reference to Exhibit 10.52 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 2000
10.60	Indenture Agreement by and among HPSC Equipment Receivables 2000-1 LLC I, HPSC Equipment Receivables 2000-1 LLC II, HPSC, Inc., American Commercial Finance Corporation, and BNY Midwest Trust Company dated as of December 1, 2000	Incorporated by reference to Exhibit 10.53 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 2000
13.1	HPSC, Inc. 2001 Annual Report to Shareholders (as restated)	Filed herewith
21.1	Subsidiaries of HPSC, Inc.	Incorporated by reference to Exhibit 21.1 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 2001
23.1	Consent of Deloitte & Touche LLP	Filed herewith
99.1	Chief Executive Officer Certification	Filed herewith
99.2	Chief Financial Officer Certification	Filed herewith

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

HPSC, Inc.
Dated: August 14, 2002	By:	/s/ JOHN W. EVERETS John W. Everets Chairman, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of HPSC, Inc. and in the capacities and on the dates indicated.

	NAME	TITLE	DATED

By:	/s/ JOHN W. EVERETS John W. Everets	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	August 14, 2002
By:	/s/ RAYMOND R. DOHERTY Raymond R. Doherty	President and Director	August 14, 2002
By:	/s/ RENE LEFEBVRE Rene Lefebvre	Senior Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	August 14, 2002
By:	/s/ WILLIAM S. HOFT William S. Hoft	Vice President—Finance (Principal Accounting Officer)	August 14, 2002
By:	/s/ DOLLIE A. COLE Dollie A. Cole	Director	August 14, 2002
By:	/s/ THOMAS M. MCDOUGAL Thomas M. McDougal	Director	August 14, 2002
By:	/s/ SAMUEL P. COOLEY Samuel P. Cooley	Director	August 14, 2002
By:	/s/ J. KERMIT BIRCHFIELD J. Kermit Birchfield	Director	August 14, 2002
By:	/s/ RICHARD D. FIELD Richard D. Field	Director	August 14, 2002
By:	/s/ LOWELL P. WEICKER, JR. Lowell P. Weicker, Jr.	Director	August 14, 2002

QuickLinks

EXPLANATORY NOTE
PART I
PART II
FORWARD-LOOKING STATEMENTS
CERTAIN CONSIDERATIONS
PART III
PART IV
SIGNATURES