Form 10-Q/A
period 2002-03-31
HPSC INC
filed 2002-08-14
CIK 718909

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002 (As Restated) OR

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

(Registrant's telephone number, including area code) (617) 720-3600

NONE
(Former name, former address and former fiscal year, if changed since last report)

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

EXPLANATORY NOTE

        This Form 10-Q/A amends the Registrant's quarterly report on Form 10-Q as of and for the three months ended March 31, 2002 as filed on May 15, 2002 and is being filed to reflect the restatement of the Registrant's Consolidated Financial Statements for that period due to losses incurred from an employee defalcation. See Note 11 to the consolidated financial statements for further discussion on this matter. Each item of the 2002 first quarter Form 10-Q as filed on May 15, 2002 that was affected by the restatement has been amended and restated. Additionally, events subsequent to the filing of the Form 10-Q which are unrelated to the defalcation have been added in Note 10. No attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the original Form 10-Q except as required to reflect the effects of the restatement.

HPSC, INC.

TABLE OF CONTENTS

HPSC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (As Restated, see Note 11)

(in thousands, except per share and share amounts)

(unaudited)

	March 31, 2002	December 31, 2001
ASSETS
CASH AND CASH EQUIVALENTS	$2,301	$1,211
RESTRICTED CASH- SERVICING UNDER SECURITIZATION AGREEMENTS	29,682	28,786
INVESTMENT IN LEASES AND NOTES:
Lease contracts and notes receivable due in installments	452,953	428,463
Notes receivable	36,515	34,133
Retained interest in leases and notes sold	29,681	25,780
Estimated residual value of equipment at end of lease term	24,482	24,113
Deferred origination costs	10,068	9,658
Less: Unearned income	(109,655)	(104,741)
Security deposits	(4,627)	(5,051)
Allowance for losses	(15,387)	(15,359)

Net investment in leases and notes	424,030	396,996

INTEREST RATE SWAP CONTRACTS	696	9
OTHER ASSETS	9,548	9,884

TOTAL ASSETS	$466,257	$436,886

LIABILITIES AND STOCKHOLDERS' EQUITY
REVOLVING CREDIT BORROWINGS	$60,000	$52,000
SENIOR NOTES, NET OF DISCOUNT	308,462	284,806
SENIOR SUBORDINATED NOTES	19,985	19,985
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	22,216	27,107
ACCRUED INTEREST	2,208	1,659
INTEREST RATE SWAP CONTRACTS	4,864	7,230
DEFERRED INCOME TAXES	8,904	7,318

TOTAL LIABILITIES	426,639	400,105

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
PREFERRED STOCK, $1.00 par value; authorized 5,000,000 shares; issued—None	—	—
COMMON STOCK, $0.01 par value; 15,000,000 shares authorized; issued and outstanding 4,803,830 shares in 2002 and 4,779,530 in 2001	48	48
Additional paid-in capital	15,010	14,867
Retained earnings	32,419	31,595
Less: Treasury Stock (at cost) 621,608 shares in 2002 and 615,765 in 2001	(4,365)	(4,325)
Accumulated other comprehensive loss, net of tax	(2,528)	(4,348)
Deferred compensation	(248)	(305)
Notes receivable from officers and employees	(718)	(751)

TOTAL STOCKHOLDERS' EQUITY	39,618	36,781

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$466,257	$436,886

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HPSC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (As Restated, see Note 11)

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

(in thousands, except per share and share amounts)

(unaudited)

	THREE MONTHS ENDED
	March 31, 2002	March 31, 2001
REVENUES:
Earned income on leases and notes	$12,213	$12,031
Gain on sales of leases and notes	2,068	2,644
Provision for losses	(1,780)	(1,507)

Net Revenues	12,501	13,168

EXPENSES:
Selling, general and administrative	4,958	5,186
Loss from employee defalcation	291	408
Interest expense	5,982	7,797
Interest income	(114)	(1,242)

Net operating expenses	11,117	12,149

INCOME BEFORE INCOME TAXES	1,384	1,019
PROVISION FOR INCOME TAXES	560	424

NET INCOME	$824	$595

BASIC NET INCOME PER SHARE	$0.21	$0.15

SHARES USED TO COMPUTE BASIC NET INCOME PER SHARE	3,991,567	3,947,977
DILUTED NET INCOME PER SHARE	$0.19	$0.14

SHARES USED TO COMPUTE DILUTED NET INCOME PER SHARE	4,315,343	4,178,319

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HPSC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (As Restated, see Note 11)

FOR EACH OF THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

(in thousands)

(unaudited)

	March 31, 2002	March 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$824	$595
Adjustments to reconcile net income to net cash provided by Operating activities:
Depreciation and amortization	1,816	1,626
Increase in deferred income taxes	353	316
Interest rate swap breakage costs	174	280
Restricted stock and option compensation	150	112
Gain on sales of lease contracts and notes receivable	(2,068)	(2,644)
Provision for losses on lease contracts and notes receivable	1,780	1,507
Increase (decrease) in accrued interest	549	(156)
Increase (decrease) in accounts payable and accrued liabilities	(773)	(1,512)
Increase in accrued income taxes	6	116
Increase in operating related other assets	(744)	(337)

Cash provided by operating activities	2,067	(97)

CASH FLOWS FROM INVESTING ACTIVITIES:
Origination of lease contracts and notes receivable due in Installments	(67,740)	(66,015)
Portfolio receipts, net of amounts included in income	18,142	22,688
Proceeds from sales of lease contracts and notes receivable due in Installments	20,282	—
Net (increase) decrease in notes receivable	(2,382)	1,417
Net decrease in security deposits	(424)	(120)
Net decrease in investing related other assets	603	371

Cash used in investing activities	(31,519)	(41,659)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of term securitization notes	(12,309)	(13,239)
Repayment of other senior notes	(7,676)	(21,114)
Proceeds from issuance of term securitization notes, net of debt issue Costs	—	4,519
Proceeds from issuance of other senior notes, net of debt issue costs	43,518	—
Net proceeds (repayments) from revolving credit borrowings	8,000	(14,000)
Interest rate swap breakage costs	(174)	(280)
Purchase of treasury stock	(40)	—
(Increase) decrease in restricted cash	(896)	87,817
Net (increase) decrease in loans to employees	40	(105)
Exercise of employee stock options	79	2

Cash provided by financing activities	30,542	43,600

Net increase in cash and cash equivalents	1,090	1,844
Cash and cash equivalents at beginning of period	1,211	—

Cash and cash equivalents at end of period	$2,301	$1,844

Supplemental disclosures of cash flow information:
Interest paid	$4,828	$6,753
Income taxes paid	6	23
Non-cash transactions:
Asset sale transfers in satisfaction of senior notes	$—	$26,976

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HPSC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

        The information presented for the interim periods is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of HPSC, Inc. (the "Company"), are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results to be expected for the full fiscal year. Certain 2001 amounts have been reclassified to conform with the 2002 presentation. As discussed in Note 11 to the condensed consolidated financial statements, the Company has restated its financial statements for the three months ended March 31, 2002 and 2001. These financial statements have been prepared in accordance with the instructions of Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. As a result, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's latest annual report on Form 10-K/A filed on August 14, 2002.

2. Earnings Per Share

        The Company's basic net income per share calculation is based on the weighted-average number of common shares outstanding, which does not include unallocated shares under the Company's Employee Stock Ownership Plan ("ESOP"), restricted shares issued under the Company's Stock Incentive Plans, treasury stock, or any shares issuable upon the exercise of outstanding stock options. Diluted net income per share includes the weighted-average number of common shares subject to stock options and contingently issuable restricted shares under the Company's Stock Incentive Plans outstanding as calculated under the treasury stock method, but not treasury stock or unallocated shares under the Company's ESOP.

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

        ER 2000-1 entered into interest rate swap contracts as a hedge against interest rate risk related to its variable-rate obligations on the ER 2000-1 Class A and Class B-1 notes. At March 31, 2002, the Company had a total of $189,475,000 outstanding related to off-balance sheet financing contracts sold to Equipment Receivables 2000-1 LLC I ("ER 2000-1 LLC I"). In connection with the amounts financed by ER 2000-1 LLC I through the issuance of its Class A and Class B-1 variable-rate notes, the Company had interest rate swap contracts assigned to third parties with a total notional value of $169,386,000. At March 31, 2002, the Company had a total of $134,594,000 of indebtedness outstanding, net of unamortized original issue discount, related to contracts pledged to Equipment Receivables 2000-1 LLC II ("ER 2000-1 LLC II"). In connection with the amounts financed by ER 2000-1 LLC II through the issuance of its Class A and Class B-1 variable-rate notes, the Company had interest rate swap contracts outstanding with a total notional value of $121,106,000.

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

        A waiver has been obtained under the Bravo Facility for the quarter ended March 31, 2002 for non-compliance by the Company with its tangible net worth and leverage covenant requirements. This non-compliance resulted primarily from costs incurred by the Company in connection with completing the ER 2000-1 asset securitization in December 2000 and the impact of the Company's adoption of Statement of Financial Accounting Standard ("SFAS") No. 133. Refer to Note 10 regarding subsequent events.

5. Revolving Loan Facility

        In May 2001, the Company executed a Third Amendment to the Fourth Amended and Restated Credit Agreement with Fleet National Bank as Managing Agent (the "Revolving Loan Agreement" or "Revolver"), providing availability to the Company of up to $83,500,000 through May 2002. The Company utilizes borrowings under its Revolving Loan Agreement primarily to temporarily warehouse new financing contracts until permanent fixed-rate financing is available as well as to finance a portion of the loans generated by its ACFC subsidiary. Refer to Note 10 regarding subsequent events.

6. Segment Information

        A summary of information about the Company's operations by segment for the three months ended March 31, 2002 and 2001 are as follows:

	Licensed Professional Financing	Commercial and Industrial Financing	Total
	(in thousands)
For the three months ended March 31, 2002
Earned income on leases and notes	$11,470	$743	$12,213
Gain on sales of leases and notes	2,068	—	2,068
Provision for losses	(1,780)	—	(1,780)
Selling, general and administrative expenses	(4,632)	(326)	(4,958)
Loss from employee defalcation	—	(291)	(291)

Net profit contribution	7,126	126	7,252
Total assets	436,160	30,097	466,257
For the three months ended March 31, 2001
Earned income on leases and notes	10,892	1,139	12,031
Gain on sales of leases and notes	2,644	—	2,644
Provision for losses	(1,397)	(110)	(1,507)
Selling, general and administrative expenses	(4,794)	(392)	(5,186)
Loss from employee defalcation	—	(408)	(408)

Net profit contribution	7,345	229	7,574
Total assets	393,490	29,670	423,160

        The following reconciles net segment profit contribution as reported above to total consolidated income before income taxes:

	For the three months ended March 31,
	2002	2001
	(in thousands)
Net segment profit contribution	$7,252	$7,574
Interest expense	(5,982)	(7,797)
Interest income on cash balances	114	1,242

Income before income taxes	$1,384	$1,019

        Other Segment Information—The Company derives substantially all of its revenues from domestic customers. As of March 31, 2002, no single customer within the licensed professional financing segment accounted for greater than 1% of the total owned and serviced portfolio of that segment. Within the commercial and industrial financing segment, no single customer accounted for greater than 10% of the total portfolio of that segment. The licensed professional financing segment relies on certain vendors to provide referrals to the Company. For the three months ended March 31, 2002, no one vendor accounted for greater than 6% of the Company's licensed professional financing originations.

7. Derivative Instruments

        At March 31, 2002, the Company had interest rate swap contracts outstanding hedging variable-rate exposures to on-balance sheet debt obligations and also had interest rate swap contracts assigned to non-consolidated entities for the purpose of hedging variable-rate exposures for sold, off-balance sheet financing contracts. The net fair value of the swap contracts hedging on-balance sheet debt obligations, which is recorded on the Company's balance sheet at March 31, 2002, was $4,168,000 ($696,000 in Interest Rate Swap Contract assets and $4,864,000 in Interest Rate Swap Contract liabilities). The net fair value of the swap contracts hedging off-balance sheet amounts, which is not recorded on the Company's consolidated balance sheet, was a net liability of $5,882,000 at March 31, 2002.

        Comprehensive income consists of unrealized gains and losses resulting from changes in the fair value of cash flow hedges since the adoption of SFAS No. 133 on January 1, 2001. Details of the Company's comprehensive income (loss) for the three months ended March 31, 2002 and 2001 are as follows:

	For the three months ended March 31,
	2002	2001
	(in thousands)
Net income	$824	$595
Unrealized gains (losses) on interest rate swap contracts, net of taxes	1,714	(2,429)
Realized swap breakage costs included in net income, net of taxes	106	170

Other comprehensive income (loss) before cumulative effect adjustment	2,644	(1,664)

Cumulative effect adjustment upon the adoption of SFAS No. 133, net of taxes	—	(1,062)

Comprehensive income (loss)	$2,644	$(2,726)

        During the three months ended March 31, 2002 and 2001, the Company's interest rate swaps effectively offset changes in the hedged portion of the cash flows of the Company's variable-rate debt obligations. The swap breakage costs included in net income in the above table relates to the after-tax effect of swap breakage costs realized during the current period. The total pretax cost to terminate the swap contracts for the three months ended March 31, 2002 and 2001 was $174,000 and $280,000, respectively, and is reflected as a component of selling, general and administrative expenses.

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

        The following is a summary of certain cash flow activity received from and (paid to) securitization facilities for each of the three months ended March 31, 2002 and 2001:

	2002	2001
	(in thousands)
Asset sale transfers in satisfaction of senior notes	$—	$26,976
Cash proceeds from new securitizations	20,282	—
Cash collections from obligors, remitted to transferees	(28,476)	(16,455)
Servicing fees received	407	260
Other cash flows retained by servicer	—	1,183
Net servicing (advances) repayments	(2,419)	(1,332)

        The following is a summary of the performance of the Company's total owned and managed financing contracts:

	Total Net Investment		Net Investment over 90 Days Past Due		Net Credit Losses
	At March 31,				For the Three Months Ended March 31,
	2002	2001	2002	2001	2002	2001
	(in thousands)
Licensed professional financing	$639,254	$548,612	$22,055	$20,792	$1,749	$1,067
Commercial and industrial financing.	28,993	28,133	—	—	—	—

Total owned and managed	668,247	576,745	$22,055	$20,792	$1,749	$1,067
Less: Securitized licensed professional financing assets	244,217	193,766

Total owned	$424,030	$382,979

9. Recent Accounting Pronouncements

        In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. SFAS No. 144, which supersedes and amends several earlier interpretations, addresses financial accounting and reporting for the impairment or disposal of a long-lived asset or group of assets. This pronouncement provides impairment accounting guidance for tangible long-lived assets which are either held and used by the entity or disposed of by sale or by other means. The accounting standards may also apply to the Company's residual interest in its leased assets. The adoption of this

Statement, which became effective for the Company on January 1, 2002, did not have a material effect on its consolidated financial statements.

        On January 1, 2002, the Company adopted the provisions of Statement of Position ("SOP") 01-6, "Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others". The Company has determined that the adoption of this SOP does not have a material impact on its consolidated financial statements.

        In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued. This statement rescinds and modifies earlier pronouncements, makes various technical corrections, clarifies meanings, and further describes their applicability under changed conditions. The Company does not believe the modified accounting requirements as provided by SFAS No. 145 will have a material effect on the Company's consolidated financial statements.

10. Subsequent Events

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

11. Restatement

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

        As a result of the restatement, net income for the three months ended March 31, 2002 decreased to $824,000 ($0.19 diluted net income per share) from $1,001,000 ($0.23 diluted net income per share) as previously reported. For the three months ended March 31, 2001, net income decreased to $595,000 ($0.14 diluted net income per share) from $843,000 ($0.20 diluted net income per share) as previously reported.

        A summary of the effects of the restatement on the Company's Consolidated Balance Sheets and Statements of Operations follows:

	March 31, 2002		December 31, 2001
Balance Sheet (in thousands)	As Previously Reported	As Restated	As Previously Reported	As Restated
Cash and cash equivalents	$6,207	$2,301	$4,510	$1,211
Restricted cash—Servicing under securitization agreements	30,176	29,682	29,471	28,786
Notes receivable	37,237	36,515	35,002	34,133
Accounts payable and accrued liabilities	22,311	22,216	27,224	27,107
Deferred income taxes	10,879	8,904	9,179	7,318
Retained earnings	35,471	32,419	34,470	31,595
	March 31, 2002		March 31, 2001
Income Statement (in thousands)	As Previously Reported	As Restated	As Previously Reported	As Restated
Loss from employee defalcation	$—	$291	$—	$408
INCOME BEFORE TAXES	1,675	1,384	1,427	1,019
Provision for income taxes	674	560	584	424
NET INCOME	$1,001	$824	$843	$595
BASIC NET INCOME PER SHARE	$0.25	$0.21	$0.21	$0.15
DILUTED NET INCOME PER SHARE	$0.23	$0.19	$0.20	$0.14

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        As discussed in Note 11 to the consolidated financial statements, the Company has restated its financial statements for the three months ended March 31, 2002 and 2001. The accompanying Management's Discussion and Analysis of Financial Condition gives effect to the restatement.

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

        Allowance for Losses—The allowance for losses is established through a charge to the provision for losses. Provisions are made to reserve for estimated future losses arising from the Company's portfolio of leases and note financing contracts. Each reporting period, the Company evaluates the adequacy of the allowance for losses and records an adjustment to the provision for losses to restore the allowance to designated levels. To evaluate the adequacy of the allowance for losses, the Company utilizes certain estimates and assumptions. Management bases these estimates and assumptions on historical experience and on various other factors that they believe to be reasonable under the circumstances. Each delinquent customer account is carefully evaluated based on specific criteria, such as delinquency status, value of equipment or other collateral, credit bureau scores, financial condition of any guarantors, and recent payment performance of the obligor. In addition, the Company may factor in other considerations such as historical charge-off rates, delinquency trends and general economic conditions. Applying different estimates or assumptions could potentially produce materially different results from those reported by the Company.

        Sales of Financing Contracts—The Company periodically sells leases and notes in its securitization facilities. Gains on sales of leases and notes are recognized in the consolidated statements of operations when the Company relinquishes control of the transferred financing contracts in accordance with SFAS No. 140. The Company typically provides credit enhancement through the establishment of a retained interest in the financing contracts sold. Recorded gains or losses upon the sale of financing contracts depends, in part, on the fair value of the retained interest. The Company must also continually evaluate its retained interest in financing contracts sold for impairment to its fair value. These routine fair value calculations require management to utilize certain estimates and assumptions regarding anticipated performance of the financing contracts sold, such as credit risk, prepayments, and discount rates. Management bases its estimates and assumptions on historical portfolio performance. There is no guarantee that historical financing contract portfolio performance will be indicative of future performance.

Results of Operations

        The Company's owned net investment in leases and notes increased by 7% to $424,030,000 at March 31, 2002 from $396,996,000 at December 31, 2001. The total managed portfolio of financing contracts, which includes both leases and notes owned by the Company as well as those sold to others and serviced by the Company, increased to $668,247,000 at March 31, 2002 from $648,406,000 at December 31, 2001, an increase of 3%.

        Earned income from leases and notes for the three months ended March 31, 2002 was $12,213,000 compared to $12,031,000 for the same period in 2001. The 2% increase was partially due to an increase in the Company's financing contract originations in 2002 offset by lower weighted-average implicit interest rates on the owned portfolio. Financing contract originations for the three months ended March 31, 2002 increased 7% to $63,452,000 from $59,490,000 for the three months ended March 31, 2001. Weighted-average implicit interest rates on the Company's owned licensed professional financing portfolio were 11.6% and 12.1% at March 31, 2002 and 2001, respectively. Earned income, which is net of amortization of initial direct costs, is recognized over the life of the leases and notes using the effective interest method.

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

        Interest expense, net of interest income on cash balances, was $5,868,000 (48.1% of earned income) for the three months ended March 31, 2002, a 10% decrease from $6,555,000 (54.5% of earned income) for the three months ended March 31, 2001. The decrease in net interest expense was largely due to a decline in net interest charges in 2002 from higher interest charges in 2001 associated with the $95,000,000 provided to the Company from the ER 2000-1 prefunding arrangement as well as lower weighted-average cost of funds. Based on average outstanding borrowings, the Company's cost of funds, including its Senior Subordinated Notes, was 6.1% and 7.3% at March 31, 2002 and 2001, respectively.

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

        The provision for losses for the three months ended March 31, 2002 was $1,780,000 compared to $1,507,000 for the same period in 2001, an 18% increase. The increase resulted in part from higher levels of new financings in 2002. In addition, the Company has experienced higher charge-offs in its portfolio of financing contracts. After reviewing these facts as well as the potential impact of general economic conditions, the Company increased the amount of its provision for losses. At March 31, 2002, the Company's allowance for losses was $15,387,000 (3.6% of owned net investment in leases and notes) compared to $15,359,000 (3.9% of owned net investment in leases and notes) at December 31, 2001. Total consolidated net charge-offs for the three months ended March 31, 2002 were $1,752,000 compared to $1,600,000 for the three months ended March 31, 2001.

        Selling, general and administrative expenses for the quarter ended March 31, 2002 decreased 4% to $4,958,000 compared to $5,186,000 for the first quarter of 2001. The decrease in the current year resulted in part from lower legal and collection related expenses in 2002 than incurred in 2001 when the Company experienced extraordinary expenses relating to the bankruptcy of an equipment vendor and lawsuits against the Company relating to the vendor's products which the Company had financed. In addition, swap breakage costs were lower in the first quarter of 2002 than in 2001 when the Company incurred swap breakage costs of an interest rate swap contract in February 2001 upon the transfer of a pool of financing contracts from the Bravo Facility into the ER 2000-1 term securitization.

These decreases were offset by higher payroll and related expenses in the quarter ended March 31, 2002 as compared to the same period in 2001.

        For the three months ended March 31, 2002 and 2001, the Company recorded a loss from employee defalcation of $291,000 and $408,000, respectively.

        Income before income taxes for the three months ended March 31, 2002 was $1,384,000 compared to $1,019,000 for the three months ended March 31, 2001. The Company's effective income tax rate was 40.5% and 41.6% for the first quarter 2002 and 2001, respectively. Net income for the three months ended March 31, 2002 was $824,000 ($0.19 diluted net income per share) compared to $595,000 ($0.14 diluted net income per share) for the same period in 2001. The increase in net income in 2002 compared to 2001 was due, in part, from an increase in earned income on leases and notes and a decrease in interest expense and selling, general and administrative expenses. These were offset by an increase in the provision for losses and a decrease in gains on sales of leases and notes.

Liquidity and Capital Resources

Cash and Cash Flow Activities

        At March 31, 2002, the Company had a total of $31,983,000 in cash, cash equivalents and restricted cash as compared to $29,997,000 at December 31, 2001. A significant portion of this cash was restricted pursuant to various securitization agreements. Components of restricted cash at March 31, 2002 and December 31, 2001 are detailed as follows:

	March 31, 2002	December 31, 2001
	(in thousands)
Cash collections—Bravo	$6,689	$4,358
Cash collections—ER 2000-1 LLC I	4,143	3,386
Cash collections—ER 2000-1 LLC II	7,584	8,418
Cash escrow—ER 2000-1 swap agreement	1,000	1,000
Cash reserves—ER 2000-1	10,266	11,624

Total	$29,682	$28,786

        The following is a description of the significant activities affecting the Company's cash and cash equivalents for the three months ended March 31, 2002 and March 31, 2001.

        Cash provided by (used in) operating activities for the three months ended March 31, 2002 was $2,067,000 compared to ($97,000) for the same period in the prior year. The significant changes in cash provided by operating activities were net income of $824,000 in 2002 compared to $595,000 in 2001, adjusted for a decrease in non-cash gains on sales of leases and notes receivable of $2,068,000 in 2002 compared to $2,644,000 in 2001, increased provision for losses on leases and notes receivable of $1,780,000 for the first quarter of 2002 compared to $1,507,000 in the same period in the prior year, and a decrease in accounts payable and accrued liabilities of $773,000 compared to a decrease of $1,512,000 in the prior year.

        Cash used in investing activities was $31,519,000 for the three months ended March 31, 2002 compared to $41,659,000 for the three months ended March 31, 2001. The significant components of cash used in investing activities for the three months ended March 31, 2002 compared to March 31, 2001 included cash used to originate new leases and notes receivables of $67,740,000 in 2002 compared to $66,015,000 in 2001, and a net increase in notes receivable of $2,382,000 in 2002 compared to a decrease of $1,417,000 in the prior year, offset by portfolio receipts of $18,142,000 in 2002 compared to $22,688,000 in 2001, as well as proceeds from sales of leases and notes receivable of $20,282,000 in the first quarter of the current year as contrasted to none for the comparable 2001 period.

        Cash provided by financing activities was $30,542,000 for the three months ended March 31, 2002 compared to $43,600,000 for the same period in 2001. The major components of cash provided by financing activities include proceeds from the issuance of Bravo Facility senior notes of $43,518,000 in 2002 as compared to none in the prior year, proceeds from the sale of the Class E and Class F ER 2000-1 term securitization notes in 2001 of $4,519,000 compared to none in 2002, and Revolver loan net proceeds of $8,000,000 in 2002 compared to net repayments of $14,000,000 in the prior year. These were offset by commercial paper conduit senior note repayments of $7,676,000 for the three months ended March 31, 2002 compared to $21,114,000 for the same period in 2001, and repayments of ER 2000-1 notes of $12,309,000 in the first quarter of the current year compared to $13,239,000 in the same period from the prior year. In addition, restricted cash increased $896,000 during the three months ended March 31, 2002 compared to a decrease of $87,817,000 for the same period in 2001. The decrease in the first quarter of the prior year resulted primarily from the usage of the prefunded cash provided to the Company through the term securitization in December 2000.

Revolving Loan Agreement

        In May 2001, the Company signed a Third Amendment to the Fourth Amended and Restated Credit Agreement with Fleet National Bank, as Agent (the "Revolving Loan Agreement" or "Revolver"), providing availability to the Company of up to $83,500,000 through May 2002. The Company utilizes borrowings under its Revolving Loan Agreement primarily to temporarily warehouse new financing contracts until permanent fixed-rate financing is available as well as to finance a portion of the loans generated by its ACFC subsidiary. Under the Revolver, a base portion of the outstanding borrowings is at variable rates of 75 to 125 basis points above the prime lending rate, while the remainder is at 225 to 275 basis points above LIBOR rates. The level of spread to be paid above the base rate and LIBOR rates is dependent upon the Company's balance sheet leverage as well as compliance with certain performance covenants. At March 31, 2002, the Company had $60,000,000 outstanding under the Revolver and $23,500,000 available for borrowing, subject to borrowing base limitations. The Company's borrowings under the Revolver are not currently hedged, and therefore, are exposed to upward movements in interest rates. As of March 31, 2002, the Company was in compliance with all amended covenant requirements and expects to continue to be in compliance for the balance of the current Revolver term.

        In May 2002, the Company signed a Fourth Amendment to the Fourth Amended and Restated Credit Agreement, providing the Company with availability of up to $75,000,000 through June 6, 2002. The Company is currently in discussion with a replacement agent bank to structure and syndicate a new revolving loan facility to replace the existing Revolver. Terms of the new revolving loan facility have not been finalized. Although the Company believes it will be able to finalize the new revolving loan facility within the 30-day extension period and under terms and conditions acceptable to the Company, there can be no assurance it will be able to do so. If the Revolver Agreement is not replaced, the outstanding balance under the current Revolver must be repaid in quarterly installments over a twelve month period with the first installment due on June 30, 2002. If the Revolver is terminated without a replacement facility, the Company may be in default under its Bravo Facility and the Company may be unable to conduct its business or may be unable to conduct its business at current levels. Refer to Note 10 regarding subsequent events.

Bravo Facility

        In March 2000, the Company, along with its wholly-owned, special-purpose subsidiary, Bravo Funding LLC ("Bravo"), signed an amended revolving credit facility (the "Bravo Facility") structured and guaranteed by MBIA, Inc. At March 31, 2002 the Bravo Facility provided the Company with available borrowings up to $385,000,000. Under the terms of the Bravo Facility, the Company contributes certain of its financing contracts to Bravo which, in turn, either pledges or sells its interests in these assets to a commercial paper conduit entity. Credit enhancement is provided to the noteholders through financial guarantees provided by MBIA as to the payment of principal and interest on the notes. The Company's current financing strategy is to either pledge or sell eligible financing contracts to Bravo on a monthly basis, thereby minimizing its exposure to fluctuating interest rates in the Revolver. Financing contracts pledged by Bravo, along with the associated debt to the conduit entity, are included on the Company's consolidated balance sheet. In the case of financing contracts sold by Bravo to the conduit entity, the assets and associated debt are removed from the Company's consolidated balance sheet. Additional credit enhancement is provided to investors through the subordination of the Company's retained interest in the financing contracts sold. Risk of loss to the Company is limited to the extent of the Company's retained interest and residual values in the financing contracts sold. Bravo incurs interest at variable-rates in the commercial paper market and enters into interest rate swap contracts to assure fixed-rate funding. Monthly settlements of principal and interest payments on the notes are made from the collections on the Bravo financing contract portfolio. The Company is the servicer of the Bravo portfolio, subject to meeting certain performance covenants.

        At March 31, 2002, the Company had a total of $163,297,000 outstanding under the loan portion of the Bravo Facility and, in connection therewith, had interest rate swap contracts outstanding with a total notional value of $160,149,000. The total amount outstanding under the sales portion of the Bravo Facility was $91,178,000 at March 31, 2002 and, in connection therewith, the Company had outstanding interest rate swap contracts assigned to third parties with a notional value of $86,815,000. The Bravo securitization agreements contain restrictive covenants governing, among other things, tangible net worth, leverage requirements, interest coverage, capital expenditures, as well as certain portfolio performance guidelines such as delinquency and default levels of the financing contracts. During each quarter in fiscal year 2001 the Company obtained a waiver from MBIA for the Company's non-compliance with its tangible net worth, interest coverage, and leverage requirements. This non-compliance resulted primarily from costs incurred by the Company in connection with completing the ER 2000-1 term securitization in December 2000 as well as from the adoption of SFAS No. 133. As of March 31, 2002, the Company was not in compliance with its tangible net worth and leverage covenants but has received a waiver from MBIA. The Company was in compliance with all other requirements of the Bravo securitization. The Company currently intends to continue to utilize the Bravo Facility for a portion of its permanent financing requirements. Since MBIA has opted at this time not to amend the tangible net worth and leverage covenants, the Company intends to continue to seek to obtain similar waivers in the future, as necessary, but there can be no assurance that it will be able to do so. Under the terms of the Company's debt agreements, a default condition triggered by non-compliance with its Bravo Facility could result in a cross default where the Company would also be in default under its other funding arrangements. Such a situation could significantly affect the Company's ability to continue to raise additional liquidity which could result in a substantial curtailment of the Company's growth and operations. In addition, under such circumstances, the Company could be replaced as the servicer of the portfolio.

        The Bravo Facility expires in June 2003. The required annual liquidity facility expires in June 2002. The Company expects that it will be able to renew the liquidity facility and may seek to expand the size of the facility. It is possible, however, that the banks providing liquidity under the facility will not extend their commitment. If liquidity commitments are not renewed, the Bravo Facility will be limited to the then existing outstandings and will not be available to the Company for future financings. If the liquidity banks terminate or reduce their commitment, the Company will seek to replace the terminated or reduced amount, but there can be no assurance that the Company will be able to do so. If the Bravo Facility is unavailable, the Company may be unable to conduct its business or may be unable to conduct its business at current levels. Refer to Note 10 regarding subsequent events.

ER 2000-1

        In December 2000, the Company completed a $527,106,000 private placement term securitization, referred to as the ER 2000-1. HPSC, along with subsidiaries ACFC, Bravo, and HPSC Capital Funding, Inc. (a special-purpose entity subsequently terminated in June 2001), transferred certain lease and note contracts to newly formed special-purpose entities, ER 2000-1 LLC I and ER 2000-1 LLC II. ER 2000-1 LLC I and ER 2000-1 LLC II issued notes to finance the purchase of, and loan against, the collateral consisting of the leases and notes transferred from HPSC, ACFC, Bravo and Capital. ER 2000-1 LLC I was formed to meet the criteria of a qualifying, unconsolidated, special-purpose entity within the meaning of SFAS Nos. 125 and 140, while ER 2000-1 LLC II was formed to be a consolidated, special-purpose entity. The carrying value of the financing contracts and associated debt transferred to ER 2000-1 LLC I were removed from the Company's consolidated balance sheet. Credit enhancement is provided to investors through the Company's retained interest in the financing contracts sold. Risk of loss to the Company is limited to the extent of the Company's retained interest and residual values in equipment covered by the contracts sold. Financing contracts transferred to ER 2000-1 LLC II were pledged as collateral on the notes, with the carrying value of the financing contracts and associated debt included in the Company's consolidated balance sheet. The proceeds from the notes were used to retire senior notes and other obligations outstanding in both the Bravo and Capital Facilities as well as to pay down amounts outstanding under the Revolver.

        The securitization further provided for initial proceeds of $95,218,000 to be prefunded to ER 2000-1 LLC I and ER 2000-1 LLC II for the sole purpose of acquiring additional financing contracts from the Company. The prefunding period expired in March 2001, at which time approximately $3,800,000 remained unused and was used to prepay principal on the notes. The ER 2000-1 securitization agreement also provided for $1,049,000 of initial proceeds to be placed in a restricted cash account to service interest requirements on the prefunded debt outstanding during the prefunding period. In addition, initial proceeds of $2,735,000 were deposited in the restricted cash collection account to service the interest requirements on the ER 2000-1 notes for the initial interest accrual period ending in January 2001. At the time of entering into the interest rate swap contracts, the Company deposited $1,000,000 into an interest bearing, cash escrow account as collateral on the swap contracts. The Company provided additional credit enhancement to the ER 2000-1 noteholders through the creation of both a cash reserve account and a residual payment account. Pursuant to the terms of the ER 2000-1 securitization agreements, certain excess cash flows generated by the portfolio are deposited to the cash reserve account or residual payment account, up to agreed-upon limits. These restricted cash accounts are available to fund monthly interest and principal payments on the ER 2000-1 notes in the event of deficiencies from the monthly collections. At March 31, 2002 and December 31, 2001, the balance in these restricted cash reserve accounts was $10,266,000 and $11,624,000, respectively. The Company may also provide additional credit enhancement through the substitution of new leases and notes for leases and notes previously contributed to the securitization, up to certain defined limits.

        ER 2000-1 entered into interest rate swap contracts as a hedge against interest rate risk related to its variable-rate obligations on the Class A and Class B-1 notes. The interest rate swap contracts have the effect of converting the Company's interest payments from a variable-rate to a fixed-rate, thereby locking in spreads on the Company's financing portfolio. At March 31, 2002, ER 2000-1 LLC I had a total of $189,475,000 outstanding related to sales of financing contracts. In connection with the amounts financed by ER 2000-1 LLC I through the issuance of its Class A and Class B-1 variable-rate notes, the Company had interest rate swap contracts assigned to third parties with a total notional value of $169,386,000. At March 31, 2002, ER 2000-1 LLC II had total debt outstanding, net of unamortized original issue discount, with a remaining principal balance of $134,594,000. In connection with the amounts financed by ER 2000-1 LLC II through the issuance of its Class A and Class B-1 variable-rate notes, the Company had interest rate swap contracts outstanding with a total notional value of $121,106,000.

        The Company is the servicer of the portfolio, subject to continuing to meet certain covenants. Monthly payments of principal and interest on the ER 2000-1 notes are made from regularly scheduled collections generated from the lease and note portfolio. Under certain circumstances, the Company may be obligated to advance its own funds for amounts due on the notes in the event an obligor fails to remit a payment when due. The Company is reimbursed for such advances from available funds upon the subsequent collection from the obligor. Credit enhancement is provided through the structuring of several classes of notes, which are ranked for purposes of determining priority of payment. Under the terms of the various debt agreements, an event of default for non-compliance by the Company with its covenants may result in an immediate acceleration of all principal amounts outstanding under all classes of notes. In the event of such an occurrence, the Company's ability to continue to raise additional liquidity could be adversely affected, which could result in a substantial curtailment of the Company's current growth and operations. In addition, the Company could be replaced as the servicer of the portfolio.

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

Various Banks

        The Company periodically enters into secured, fixed-rate, fixed-term loan agreements with various banks for purposes of financing its operations. The loans are generally subject to certain recourse and performance covenants. At March 31, 2002, the Company had outstanding borrowings under such loan agreements of approximately $10,571,000 with annual interest rates ranged from 6.5% to 8.0%. These loans are included on the Company's consolidated balance sheet as senior notes. In 1995 and 1996, the Company had also sold certain financing contracts to various banks. These sales agreements are subject to covenants that, among other matters, may require the Company to repurchase the financing contracts sold and/or make payments when due. At March 31, 2002, the total outstanding balance of these sold off-balance sheet transactions was $263,000.

Senior Subordinated Notes

        In March 1997, the Company issued $20,000,000 of unsecured senior subordinated notes due in 2007 ("Senior Subordinated Notes") bearing interest at a fixed-rate of 11% (the "Note Offering"). The Company received approximately $18,300,000 in net proceeds from the Note Offering and used such proceeds to repay amounts outstanding under the Revolver. The Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, other than through the operation of a sinking fund, after April 1, 2002 at established redemption prices plus accrued but unpaid interest to the date of repurchase. Beginning July 1, 2002, the Company is required to redeem, through sinking-fund payments, on January 1, April 1, July 1, and October 1 of each year, a portion of the aggregate principal amount of the Senior Subordinated Notes at a redemption price of $1,000,000 plus accrued but unpaid interest to the redemption date. The Company expects to be able to meet its payment obligations under its Senior Subordinated Notes, but there can be no assurance that it will be able to do so.

Total Contractual Obligations

        As described in Management's Discussion and Analysis of Financial Condition in the Company's 2001 Annual Report, the Company's total contractual obligations consist of short and long-term debt provided through its warehouse and permanent portfolio financings as well as future minimum lease payments under non-cancelable operating leases for its office space. At March 31, 2002, there were no material changes to the scheduled maturities of the Company's total contractual obligations from those reported for the period ended December 31, 2001.

        Management believes that the Company's sources of liquidity, including availability of credit under the Revolver (assuming that it is replaced as described above), the Bravo Facility (assuming the liquidity facility is renewed as described above), the ER 2000-1 securitization, the Senior Subordinated Notes, and loans from various savings banks, along with cash obtained from the sales of its financing contracts and from internally generated revenues, are adequate to meet current obligations and carry on current operations. In order to finance its future operations, the Company may seek to raise additional equity and will seek to renew and/or obtain new liquidity facilities. The Company expects that it will be able to obtain additional capital at competitive rates, but there can be no assurance it will be able to do so.

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

        The Company temporarily warehouses its new fixed-rate financing contracts through variable-rate revolving credit borrowings until permanent fixed-rate financing is obtained through its securitization facilities. The Company is exposed to interest rate changes between the time a new financing contract is approved and the time the permanent, fixed-rate financing is completed, thereby locking in financing spreads. To mitigate this exposure, the Company generally obtains such permanent financing within 60 days of the activation of a new financing contract. The Company believes it will be able to continue to utilize this operating strategy. The Company further manages its exposure to interest rate risk by entering into interest rate swap contracts as a hedge against variable-rate interest incurred through its commercial paper securitization facility as well as its Class A and Class B-1 term securitization notes. These swap agreements have the effect of converting the Company's debt from its securitizations from a variable-rate to a fixed-rate. At March 31, 2002, the net marked-to-market value of interest rate swap contracts hedging on-balance sheet debt obligations was a net liability of $4,168,000. Assuming a hypothetical 10% reduction in interest rates from current weighted-average swap rates at March 31, 2002, the marked-to-market valuation of these swap agreements would have been approximately $6,916,000.

        The Company's portfolio of financing contracts originated in its licensed professional financing segment are fixed-rate, non-cancelable, full payout leases and notes. Changes in current market interest rates result in unrealized gains or losses in the fair value of the Company's fixed-rate assets and fixed-rate debt. In a rising interest rate environment, fixed-rate assets lose market value whereas fixed-rate liabilities gain market value. The opposite is true in a declining rate environment. The fair value of fixed-rate financial assets and liabilities can be determined by discounting associated cashflows at market rates currently available for instruments with similar risk characteristics and maturities. Sensitivity analysis can be applied to determine the positive or negative effect market risk exposures may have on the fair value of the Company's financial assets and liabilities. The following table summarizes the carrying value and estimated fair value of the Company's fixed-rate assets and liabilities at March 31, 2002. The table also demonstrates the degree of sensitivity to the fair value of the Company's fixed-rate financial assets and liabilities assuming a hypothetical 10% adverse change from actual rates:

	Carrying Value	Fair Value	10% change
	(in thousands)
Fixed-rate leases and notes due in installments	$359,064	$363,004	$350,960
Fixed-rate debt	328,447	337,385	333,157

        The Company's variable-rate assets primarily consist of commercial and industrial asset-based revolving loans originated by ACFC. The carrying value of variable-rate assets and liabilities approximates current fair values. Sensitivity analysis can be used to determine the positive or negative effect on the Company's interest income and expenses due to changes in market interest rates, as summarized as follows at March 31, 2002:

	Carrying Value	Fair Value	+/- 10% change (Note A)
	(in thousands)
Variable-rate notes receivable	$36,515	$36,515	$	+/-360
Variable-rate debt	60,000	60,000		+/-276

Note A:    Annualized positive or negative change to interest income and interest expense assuming +/-10% change from current weighted-average market rates.

Forward-Looking Statements

        This Form 10-Q/A contains forward-looking statements within the meaning of Section 27A of the Securities Act. When used in this Form 10-Q/A, the words "believes," "anticipates," "expects," "plans," "intends," "estimates," "continue," "may," or "will" (or the negative of such words) and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties including, but not limited to, the following: the Company's dependence on maintaining and increasing funding sources; restrictive covenants in funding documents; payment restrictions and default risks in asset securitization transactions to which the Company is a party; customer credit risks; competition for customers and for capital funding at favorable rates relative to the capital costs of the Company's competitors; changes in healthcare payment policies; interest rate risk; the risk that the Company may not be able to realize the residual value on financed equipment at the end of its lease term; interest rate hedge contract risks; risks associated with the sale of certain receivable pools by the Company; dependence on sales representatives and the current management team; and fluctuations in quarterly operating results. The Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K/A for the year ended December 31, 2001, contain additional information concerning such risk factors. Actual results in the future could differ materially from those described in the forward-looking statements as a result of the risk factors set forth above, and the risk factors described in the Annual Report on Form 10-K/A. HPSC cautions the reader, however, that such list of risk factors may not be exhaustive. HPSC undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

HPSC, INC.

PART II. OTHER INFORMATION

        Items 1 through 5 are omitted because they are inapplicable.

Item 6. Exhibits and Reports on Form 8-K

  a)
  Exhibits

  10.1
  Fourth Amendment to Fourth Amended and Restated Credit Agreement, dated as of May 6, 2002, by and among HPSC, Inc., American Commercial Finance Corporation, Fleet National Bank, individually and as Agent and the banks named therein (previously filed with the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002, filed on May 15, 2002)

  99.1
  Chief Executive Officer Certification

  99.2
  Chief Financial Officer Certification

  b)
  Reports on Form 8-K:

        There were no reports on Form 8-K filed during the three months ended March 31, 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HPSC, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HPSC, INC. (Registrant)
By:	/s/ JOHN W. EVERETS John W. Everets Chief Executive Officer Chairman of the Board
By:	/s/ RENE LEFEBVRE Rene Lefebvre Senior Executive Vice President Chief Financial Officer
By:	/s/ WILLIAM S. HOFT William S. Hoft Vice President—Finance

Dated: August 14, 2002

QuickLinks

HPSC, INC. TABLE OF CONTENTS
HPSC, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (As Restated, see Note 11) (in thousands, except per share and share amounts) (unaudited)
HPSC, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (As Restated, see Note 11) FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (in thousands, except per share and share amounts) (unaudited)
HPSC, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (As Restated, see Note 11) FOR EACH OF THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (in thousands) (unaudited)
HPSC, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
HPSC, INC. PART II. OTHER INFORMATION
SIGNATURES