Form 10-Q
period 2002-06-30
HPSC INC
filed 2002-08-14
CIK 718909

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: COMMON STOCK, PAR VALUE $0.01 PER SHARE, SHARES OUTSTANDING AT AUGUST 2, 2002, 4,140,619.

HPSC, INC.

HPSC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share amounts)

(unaudited)

	June 30, 2002	December 31, 2001
ASSETS
CASH AND CASH EQUIVALENTS	$1,510	$1,211
RESTRICTED CASH—SERVICING UNDER SECURITIZATION AGREEMENTS	27,353	28,786
INVESTMENT IN LEASES AND NOTES:
Lease contracts and notes receivable due in installments	470,628	428,463
Notes receivable	35,259	34,133
Retained interest in leases and notes sold	35,489	25,780
Estimated residual value of equipment at end of lease term	24,806	24,113
Deferred origination costs	10,303	9,658
Less: Unearned income	(112,841)	(104,741)
Security deposits	(4,417)	(5,051)
Allowance for losses	(16,085)	(15,359)

Net investment in leases and notes	443,142	396,996

INTEREST RATE SWAP CONTRACTS	—	9
OTHER ASSETS	8,709	9,884

TOTAL ASSETS	$480,714	$436,886

LIABILITIES AND STOCKHOLDERS' EQUITY
REVOLVING CREDIT BORROWINGS	$63,000	$52,000
SENIOR NOTES, NET OF DISCOUNT	318,145	284,806
SENIOR SUBORDINATED NOTES	19,985	19,985
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	23,506	27,107
ACCRUED INTEREST	1,896	1,659
INTEREST RATE SWAP CONTRACTS	8,307	7,230
DEFERRED INCOME TAXES	7,844	7,318

TOTAL LIABILITIES	442,683	400,105

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
PREFERRED STOCK, $1.00 par value; authorized 5,000,000 shares; issued—None	—	—
COMMON STOCK, $0.01 par value; 15,000,000 shares authorized; issued and outstanding 4,808,205 shares in 2002 and 4,779,530 in 2001	48	48
Additional paid-in capital	15,072	14,867
Retained earnings	33,469	31,595
Less: Treasury Stock (at cost) 667,586 shares in 2002 and 615,765 in 2001	(4,713)	(4,325)
Accumulated other comprehensive loss, net of tax	(5,030)	(4,348)
Deferred compensation	(106)	(305)
Notes receivable from officers and employees	(709)	(751)

TOTAL STOCKHOLDERS' EQUITY	38,031	36,781

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$480,714	$436,886

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HPSC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

(in thousands, except per share and share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
		(as restated— see Note 11)		(as restated— see Note 11)
REVENUES:
Earned income on leases and notes	$12,789	$12,416	$25,002	$24,447
Gain on sales of leases and notes	3,839	4,218	5,907	6,862
Provision for losses	(2,806)	(2,553)	(4,586)	(4,060)

Net revenues	13,822	14,081	26,323	27,249

EXPENSES:
Selling, general and administrative	5,566	6,246	10,524	11,432
Loss from employee defalcation	157	345	448	753
Interest expense	6,452	7,331	12,434	15,128
Interest income	(105)	(295)	(219)	(1,537)

Net operating expenses	12,070	13,627	23,187	25,776

INCOME BEFORE INCOME TAXES	1,752	454	3,136	1,473
PROVISION FOR INCOME TAXES	702	186	1,262	610

NET INCOME	$1,050	$268	$1,874	$863

BASIC NET INCOME PER SHARE	$0.26	$0.07	$0.47	$0.22

SHARES USED TO COMPUTE BASIC NET INCOME PER SHARE	4,064,324	3,962,100	4,030,106	3,957,199
DILUTED NET INCOME PER SHARE	$0.24	$0.06	$0.44	$0.20

SHARES USED TO COMPUTE DILUTED NET INCOME PER SHARE	4,356,733	4,354,278	4,274,475	4,288,031

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HPSC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR EACH OF THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

(in thousands)

(unaudited)

	June 30, 2002	June 30, 2001
		(as restated— see Note 11)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,874	$863
Adjustments to reconcile net income to net cash provided by Operating activities:
Depreciation and amortization	3,697	3,594
Increase in deferred income taxes	930	425
Interest rate swap breakage costs	309	424
Restricted stock and option compensation	270	305
Gain on sales of lease contracts and notes receivable	(5,907)	(6,862)
Provision for losses on lease contracts and notes receivable	4,586	4,060
Increase (decrease) in accrued interest	237	(453)
Increase (decrease) in accounts payable and accrued liabilities	448	(1,714)
Increase in accrued income taxes	125	67
Decrease in operating related other assets	(234)	(1,345)

Cash provided by (used in) operating activities	6,335	(636)

CASH FLOWS FROM INVESTING ACTIVITIES:
Origination of lease contracts and notes receivable due in Installments	(143,802)	(131,805)
Portfolio receipts, net of amounts included in income	36,427	42,097
Proceeds from sales of lease contracts and notes receivable due in Installments	44,855	—
Net increase in notes receivable	(1,126)	(362)
Net decrease in security deposits	(634)	(340)
Net decrease in investing related other assets	479	322

Cash used in investing activities	(63,801)	(90,088)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of term securitization notes	(25,901)	(40,137)
Repayment of other senior notes	(18,020)	(22,032)
Proceeds from issuance of term securitization notes, net of debt issue Costs	—	4,563
Proceeds from issuance of other senior notes, net of debt issue costs	89,708	59,229
Net proceeds (repayments) from revolving credit borrowings	11,000	(1,000)
Interest rate swap breakage costs	(309)	(424)
Purchase of treasury stock	(388)	(56)
(Increase) decrease in restricted cash	1,433	92,705
Net (increase) decrease in loans to employees	49	(384)
Repayment of employee stock ownership plan promissory note	105	105
Exercise of employee stock options	88	38

Cash provided by financing activities	57,765	92,607

Net increase in cash and cash equivalents	299	1,883
Cash and cash equivalents at beginning of period	1,211	—

Cash and cash equivalents at end of period	$1,510	$1,883

Supplemental disclosures of cash flow information:
Interest paid	$10,904	$13,457
Income taxes paid	22	135
Non-cash transactions:
Asset sale transfers in satisfaction of senior notes	$12,687	$78,779

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HPSC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

        The information presented for the interim periods is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of HPSC, Inc. (the "Company"), are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results to be expected for the full fiscal year. Certain 2001 amounts have been reclassified to conform with the 2002 presentation. As discussed in Note 11 to the condensed consolidated financial statements, the Company has restated its financial statements for the three and six months ended June 30, 2001. These financial statements have been prepared in accordance with the instructions of Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. As a result, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's latest annual report on Form 10-K/A filed on August 14, 2002.

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

        ER 2000-1 entered into interest rate swap contracts as a hedge against interest rate risk related to its variable-rate obligations on the ER 2000-1 Class A and Class B-1 notes. At June 30, 2002, the Company had a total of $167,765,000 outstanding related to off-balance sheet financing contracts sold to Equipment Receivables 2000-1 LLC I ("ER 2000-1 LLC I"). In connection with the amounts financed by ER 2000-1 LLC I through the issuance of its Class A and Class B-1 variable-rate notes, the Company had interest rate swap contracts assigned to third parties with a total notional value of $149,999,000. At June 30, 2002, the Company had a total of $121,858,000 of indebtedness outstanding, net of unamortized original issue discount, related to contracts pledged to Equipment Receivables 2000-1 LLC II ("ER 2000-1 LLC II"). In connection with the amounts financed by ER 2000-1 LLC II through the issuance of its Class A and Class B-1 variable-rate notes, the Company had interest rate swap contracts outstanding with a total notional value of $108,932,000.

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

4. Revolving Loan Facility

        In May 2001, the Company executed a Third Amendment to the Fourth Amended and Restated Credit Agreement with Fleet National Bank as Managing Agent providing availability to the Company of up to $83,500,000 through May 2002. In May 2002, the Company entered into a Fourth Amendment to the Fourth Amended and Restated Credit Agreement providing availability to the Company through June 2002. In June 2002, the Company executed the Fifth Amendment to the Fourth Amended and Restated Credit Agreement (the "Revolving Loan Agreement" or "Revolver"), providing availability to the Company of $75,000,000 through August 5, 2002. The Company utilizes borrowings under its Revolving Loan Agreement primarily to temporarily warehouse new financing contracts until permanent fixed-rate financing is available as well as to finance a portion of the loans generated by its ACFC subsidiary. Refer to Note 10 regarding subsequent events.

5. Bravo Facility

        In February 2001, the Company repaid approximately $19,000,000 outstanding under the loan portion of the HPSC Bravo Funding, LLC ("Bravo") revolving credit facility (the "Bravo Facility") with proceeds received from the prefunding arrangement provided through the ER 2000-1 securitization. As of June 30, 2002, the Bravo Facility provided the Company with available borrowings of up to $365,000,000. In July 2002, total available borrowings under the Bravo Facility were increased to $385,000,000 under the same terms and conditions.

        At June 30, 2002, the Bravo Facility had total outstanding on-balance sheet debt of $187,571,000 as well as a total off-balance sheet amount outstanding of $121,871,000 related to sold financing contracts. Bravo incurs interest at variable-rates in the commercial paper market and enters into interest rate swap agreements to assure fixed-rate funding. In connection with these loans and sales, Bravo had interest rate swap contracts outstanding with a total notional value of $300,979,000 at June 30, 2002. Refer to Note 10 regarding subsequent events.

6. Segment Information

        A summary of information about the Company's operations by segment for the three and six months ended June 30, 2002 and 2001 are as follows:

	Three months ended June 30,			Six months ended June 30,
	Licensed Professional Financing	Commercial and Industrial Financing	Total	Licensed Professional Financing	Commercial and Industrial Financing	Total
	(in thousands)
2002
Earned income on leases and notes	$12,060	$729	$12,789	$23,529	$1,473	$25,002
Gain on sales of leases and notes	3,839	—	3,839	5,907	—	5,907
Provision for losses	(2,591)	(215)	(2,806)	(4,371)	(215)	(4,586)
Selling, general and administrative expenses	(4,819)	(747)	(5,566)	(9,451)	(1,073)	(10,524)
Loss from employee defalcation	—	(157)	(157)	—	(448)	(448)

Net profit contribution	8,489	(390)	8,099	15,614	(263)	15,351
Total assets				448,537	32,177	480,714
2001 (As Restated—See Note 11)
Earned income on leases and notes	$11,381	$1,035	$12,416	$22,273	$2,174	$24,447
Gain on sales of leases and notes	4,218	—	4,218	6,862	—	6,862
Provision for losses	(2,403)	(150)	(2,553)	(3,800)	(260)	(4,060)
Selling, general and administrative expenses	(5,806)	(440)	(6,246)	(10,600)	(832)	(11,432)
Loss from employee defalcation	—	(345)	(345)	—	(753)	(753)

Net profit contribution	7,390	100	7,490	14,735	329	15,064
Total assets				381,194	35,147	416,341

        The following reconciles net segment profit contribution as reported above to total consolidated income before income taxes:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
		(as restated)		(as restated)
	(in thousands)
Net segment profit contribution	$8,099	$7,490	$15,351	$15,064
Interest expense	(6,452)	(7,331)	(12,434)	(15,128)
Interest income on cash balances	105	295	219	1,537

Income before income taxes	$1,752	$454	$3,136	$1,473

        Other Segment Information—The Company derives substantially all of its revenues from domestic customers. As of June 30, 2002, no single customer within the licensed professional financing segment accounted for greater than 1% of the total owned and serviced portfolio of that segment. Within the commercial and industrial financing segment, no single customer accounted for greater than 11% of the total portfolio of that segment. The licensed professional financing segment relies on certain vendors to provide referrals to the Company. For the six months ended June 30, 2002, no one vendor accounted for greater than 6% of the Company's licensed professional financing originations.

7. Derivative Instruments

        At June 30, 2002, the Company had interest rate swap contracts outstanding hedging variable-rate exposures to on-balance sheet debt obligations and also had interest rate swap contracts assigned to non-consolidated entities for the purpose of hedging variable-rate exposures for sold, off-balance sheet financing contracts. The net fair value of the swap contracts hedging on-balance sheet debt obligations, which is recorded on the Company's balance sheet at June 30, 2002, was a liability of $8,307,000. The net fair value of the swap contracts hedging off-balance sheet amounts, which is not recorded on the Company's consolidated balance sheet, was a liability of $9,221,000 at June 30, 2002.

        Comprehensive income consists of unrealized gains and losses resulting from changes in the fair market value of cash flow hedges since the adoption of SFAS No. 133 on January 1, 2001. Details of the Company's comprehensive income (loss) for the six months ended June 30, 2002 and 2001 are as follows:

	For the six months ended June 30,
	2002	2001
	(in thousands)
Net income	$1,874	$863
Unrealized gains (losses) on interest rate swap contracts, net of taxes	(1,159)	(2,436)
Interest rate swap contracts assigned to qualified special entities upon securitization, net of taxes	289	835
Realized swap breakage costs included in net income, net of taxes	188	257

Other comprehensive income (loss) before cumulative effect adjustment	1,192	(481)

Cumulative effect adjustment upon the adoption of SFAS No. 133, net of taxes	—	(1,062)

Comprehensive income (loss)	$1,192	$(1,543)

        During the six months ended June 30, 2002 and 2001, the Company's interest rate swaps effectively offset changes in the hedged portion of the cash flows of the Company's variable-rate debt obligations. The swap breakage costs included in net income in the above table relate to the after-tax effect of swap breakage costs realized during the current period. The total pretax cost to terminate the swap contracts for the six months ended June 30, 2002 and 2001 was $309,000 and $424,000, respectively, and is reflected as a component of selling, general and administrative expenses.

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

        The following is a summary of certain cash flow activity received from and (paid to) securitization facilities for each of the six months ended June 30, 2002 and 2001:

	2002	2001
	(in thousands)
Asset sale transfers in satisfaction of senior notes	$12,687	$78,779
Cash proceeds from new securitizations	44,855	—
Cash collections from obligors, remitted to transferees	(63,254)	(38,522)
Servicing fees received	792	611
Other cash flows retained by servicer	—	4,484
Net servicing (advances) repayments	(2,603)	(1,445)

        The following is a summary of the performance of the Company's total owned and managed financing contracts:

	Total Net Investment		Net Investment over 90 Days Past Due		Net Credit Losses
					For the Six Months Ended June 30,
	At June 30,
	2002	2001	2002	2001	2002	2001
		(as restated)
Licensed professional financing	$667,355	$576,599	$25,355	$20,227	$3,860	$3,495
Commercial and industrial financing.	27,096	29,367	—	—	—	527

Total owned and managed	694,451	605,966	$25,355	$20,227	$3,860	$4,022
Less: Securitized licensed professional financing assets	251,309	225,720

Total owned	$443,142	$380,246

9. Recent Accounting Pronouncements

        In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. SFAS No. 144, which supersedes and amends several earlier interpretations, addresses financial accounting and reporting for the impairment or disposal of a long-lived asset or group of assets. This pronouncement provides impairment accounting guidance for tangible long-lived assets either held and used by the entity or disposed of by sale or by other means. The accounting standards may also apply to the Company's residual interest in its leased assets. The adoption of this Statement, which became effective for the Company on January 1, 2002, did not have a material effect on its consolidated financial statements.

        On January 1, 2002, the Company adopted the provisions of Statement of Position ("SOP") 01-6, "Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others". The Company has determined that the adoption of this SOP did not have a material impact on its consolidated financial statements.

        In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued. This statement rescinds and modifies earlier pronouncements, makes various technical corrections, clarifies meanings, and further describes their applicability under changed conditions. The provisions of this statement will be effective for all fiscal years beginning after May 15, 2002. The Company does not believe the modified accounting requirements as provided by SFAS No. 145 will have a material effect on the Company's consolidated financial statements.

        In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Previous accounting guidance was provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 replaces EITF Issue No. 94-3. The provisions of SFAS No. 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is evaluating the impact this statement may have on its consolidated financial results.

10. Subsequent Events

        On August 5, 2002, Fleet National Bank assigned the Company's Revolving Loan Agreement to Foothill Capital Corporation, as Agent (the "Foothill Revolver"). Consequently, the Company executed a Fifth Amended and Restated Loan and Security Agreement with Foothill Capital Corporation and a group of lenders. The Foothill Revolver provides for a line of credit to HPSC (the "HPSC Foothill Revolver") and a separate line of credit to HPSC's asset-based lending subsidiary, ACFC (the "ACFC Foothill Revolver"). Under the terms of the HPSC Foothill Revolver, the Company may borrow up to $50,000,000 at variable interest rates of prime plus .50% to 1.00% and at LIBOR plus 2.50% to 3.00%, depending upon the Company's balance sheet leverage. Under the ACFC Foothill Revolver, ACFC may borrow up to $20,000,000 at a variable interest rate of prime plus 1.00% for the first 180 days and prime plus 2.00% thereafter. The HPSC Foothill Revolver expires on August 5, 2005. The ACFC Foothill Revolver expires on February 5, 2003. Both the HPSC and the ACFC Revolvers are subject to certain financial covenant requirements which include, among others, tangible net worth, leverage, profitability levels, and interest coverage. Initial proceeds from the Foothill Revolver were used to repay all remaining amounts due to Fleet National Bank under the Revolving Loan Agreement.

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

        A summary of the effects of the restatement on the Company's Statements of Operations for the three and six months ended June 30, 2001 follows:

	For the Three Months Ended June 30, 2001		For the Six Months Ended June 30, 2001
Income Statement	As Previously Reported	As Restated	As Previously Reported	As Restated
	(in thousands)
Loss from employee defalcation	$—	$345	$—	$753
INCOME BEFORE TAXES	799	454	2,226	1,473
Provision for income taxes	322	186	906	610
NET INCOME	$477	$268	$1,320	$863
BASIC NET INCOME PER SHARE	$0.12	$0.07	$0.33	$0.22
DILUTED NET INCOME PER SHARE	$0.11	$0.06	$0.31	$0.20

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        As discussed in Note 11 to the consolidated financial statements, the Company has restated its financial statements for the three and six months ended June 30, 2001. The accompanying Management's Discussion and Analysis of Financial Condition gives effect to the restatement.

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

        Allowance for Losses—    The allowance for losses is established through a charge to the provision for losses. Provisions are made to reserve for estimated future losses arising from the Company's portfolio of leases and note financing contracts. Each reporting period, the Company evaluates the adequacy of the allowance for losses and records an adjustment to the provision for losses to restore the allowance to designated levels. To evaluate the adequacy of the allowance for losses, the Company utilizes certain estimates and assumptions. Management bases these estimates and assumptions on historical experience and on various other factors that they believe to be reasonable under the circumstances. Each delinquent customer account is carefully evaluated based on specific criteria, such as delinquency status, value of equipment or other collateral, credit bureau scores, financial condition of any guarantors, and recent payment performance of the obligor. In addition, the Company may factor in other considerations such as historical charge-off rates, delinquency trends and general economic conditions. Applying different estimates or assumptions could potentially produce materially different results from those reported by the Company.

        Sales of Financing Contracts—    The Company periodically sells leases and notes in its securitization facilities. Gains on sales of leases and notes are recognized in the consolidated statements of operations when the Company relinquishes control of the transferred financing contracts in accordance with SFAS No. 140. The Company typically provides credit enhancement through the establishment of a retained interest in the financing contracts sold. Recorded gains or losses upon the sale of financing contracts depends, in part, on the fair value of the retained interest. The Company must also continually evaluate its retained interest in financing contracts sold for impairment to its fair value. These routine fair value calculations require management to utilize certain estimates and assumptions regarding anticipated performance of the financing contracts sold, such as credit risk, prepayments, and discount rates. Management bases its estimates and assumptions on historical portfolio performance. There is no guarantee that historical financing contract portfolio performance will be indicative of future performance.

Results of Operations

        The Company's owned net investment in leases and notes increased by 12% to $443,142,000 at June 30, 2002 from $396,996,000 at December 31, 2001. The total managed portfolio of financing contracts, which includes both leases and notes owned by the Company as well as those sold to others and serviced by the Company, increased to $694,447,000 at June 30, 2002 from $648,406,000 at December 31, 2001, an increase of 7%.

        Earned income from leases and notes for the three months ended June 30, 2002 was $12,789,000 compared to $12,416,000 for the same period in 2001. For the six months ended June 30, 2002, earned income was $25,002,000 compared to $24,447,000 for the comparable period in 2001. The increase for the three month and six month periods was due, in part, to an increase in the Company's financing contract originations in 2002, offset by lower weighted-average implicit interest rates on the owned portfolio. Financing contract originations for the second quarter ended June 30, 2002 increased 1% to $74,220,000 compared to $73,462,000 for the same period in 2001. For the six months ended June 30, 2002, financing contract originations increased 4% to $137,671,000 from $132,952,000 for the same period in the prior year. As of June 30, 2002 and 2001, the weighted-average implicit interest rates on the Company's owned licensed professional financing portfolio were 11.5% and 11.7%, respectively. Earned income, which is net of amortization of initial direct costs, is recognized over the life of the leases and notes using the effective interest method.

        Pre-tax gains from sales of leases and notes were $3,839,000 for the three months ended June 30, 2002 compared to $4,218,000 for the same period in 2001, a decrease of 9%, while for the six month period ended June 30, 2002 pre-tax gains from sales of leases and notes decreased to $5,907,000 compared to $6,862,000 for the same period in 2001, a decrease of 14%. The decrease of $955,000 was due to lower levels of leases and loan contracts sold during the current year, which contributed $1,506,000 to the decrease, offset by improved market pricing for securitizations, which resulted in higher gains of $551,000. For the six months ended June 30, 2002, the Company sold a portion of its beneficial interest in leases and notes totaling $56,704,000 compared to $72,646,000 for the same period in 2001.

        Interest expense, net of interest income on cash balances, was $6,347,000 (49.6% of earned income) for the three months ended June 30, 2002, a 10% decrease from $7,036,000 (56.7% of earned income) for the three months ended June 30, 2001. For the six month period ended June 30, 2002, net interest expense was $12,215,000 (48.9% of earned income) compared to $13,591,000 (55.6% of earned income) for the same period in the prior year, a 10% decrease. The decrease in amount and percentage was largely due to a decline in net interest charges in 2002 from higher interest charges in 2001 associated with the $95,000,000 provided to the Company from the ER 2000-1 prefunding arrangement as well as lower weighted-average cost of funds. Based on average outstanding borrowings, the Company's cost of funds, including its Senior Subordinated Notes, was 5.9% and 7.3% at June 30, 2002 and 2001, respectively.

        Net financing margin (earned income less net interest expense) for the three months ended June 30, 2002 was $6,442,000 (50.4% of earned income) as compared to $5,380,000 (43.3% of earned income) for the second quarter of 2001, a 20% increase. For the six months ended June 30, 2002, net financing margin increased 18% to $12,787,000 (51.1% of earned income) from $10,856,000 (44.4% of earned income) for the same period in the prior year. The increase in amount and percentage was largely due to the decline in net interest charges in 2002 from higher interest charges incurred in the first quarter of 2001 associated with the $95,000,000 provided to the Company from the ER 2000-1 prefunding arrangement as well as a lower weighted-average cost of funds in 2002 compared to 2001.

        The provision for losses for the second quarter of 2002 was $2,806,000 compared to $2,553,000 for the same period in 2001, a 10% increase. The provision for losses for the six months ended June 30, 2002 was $4,586,000 compared to $4,060,000 for the six months ended June 30, 2001, an increase of 13%. The increase for the three and six month periods resulted in part from higher levels of new financings in 2002. In addition, the Company has experienced higher charge-offs in its portfolio of financing contracts. After reviewing these facts as well as the potential impact of general economic conditions, the Company increased the amount of its provision for losses. At June 30, 2002, the Company's allowance for losses was $16,085,000 (3.6% of owned net investment in leases and notes) compared to $15,359,000 (3.9% of owned net investment in leases and notes) at December 31, 2001. Total consolidated net charge-offs for the six months ended June 30, 2002 were $3,860,000 compared to $4,022,000 for the six months ended June 30, 2001. The higher amount in 2001 was partially due to the bankruptcy of an equipment vendor and resulting customer disputes over the products which the Company had financed. During the second quarter of 2001, the Company had agreed to settle the related lawsuit and subsequently wrote-off approximately $1,800,000 remaining due on the disputed customer accounts.

        Selling, general and administrative expenses for the quarter ended June 30, 2002 decreased 11% to $5,566,000 compared to $6,246,000 for the same quarter in the prior year. For the six months ended June 30, 2002, selling, general and administrative expenses were $10,524,000 compared to $11,432,000 for the comparable 2001 period, a decrease of 8%. The decrease in the current year resulted in part from lower legal and collection related expenses in 2002 than incurred in 2001 when the Company experienced extraordinary expenses relating to the bankruptcy of an equipment vendor and lawsuits against the Company relating to the vendor's products which the Company had financed. In addition, swap breakage costs were lower in 2002 than in 2001 when the Company incurred swap breakage costs of an interest rate swap contract in February 2001 upon the transfer of a pool of financing contracts from the Bravo Facility into the ER 2000-1 term securitization. These decreases were offset by higher advertising and marketing expenses. In addition, the Company has experienced higher levels of legal and auditing related fees in 2002 as a result of the employee defalcation described in Note 11 to the Consolidated Financial Statements.

        For the three and six month periods ended June 30, 2002, the Company recorded a loss from employee defalcation of $157,000 and $448,000, respectively, compared to $345,000 and $753,000 for the three and six months ended June 30, 2001.

        The Company's effective income tax rate for the three and six month periods ended June 30, 2002 and 2001 were approximately 40%. Net income for the three months ended June 30, 2002 was $1,050,000 ($0.24 diluted net income per share) compared to $268,000 ($0.06 diluted net income per share) for the same period in 2001. For the six months ended June 30, 2002, net income was $1,874,000 ($0.44 diluted net income per share) compared to $863,000 ($0.20 diluted net income per share) for the six months ended June 30, 2001. The increase in net income in 2002 compared to 2001 was due, in part, from an increase in earned income on leases and notes and a decrease in interest expense and selling, general and administrative expenses. In addition, the Company incurred lower losses in 2002 with respect to the employee defalcation than it did in 2001. These were offset by an increase in the provision for losses and a decrease in gains on sales of leases and notes.

Liquidity and Capital Resources

Cash and Cash Flow Activities

        At June 30, 2002, the Company had a total of $28,863,000 in cash, cash equivalents and restricted cash as compared to $29,997,000 at December 31, 2001. A significant portion of this cash was restricted pursuant to various securitization agreements. Components of restricted cash at June 30, 2002 and December 31, 2001 are detailed as follows:

	June 30, 2002	December 31, 2001
	(in thousands)
Cash collections–Bravo	$7,792	$4,358
Cash collections–ER 2000-1 LLC I	3,433	3,386
Cash collections–ER 2000-1 LLC II	5,826	8,418
Cash escrow–ER 2000-1 swap agreement	1,000	1,000
Cash reserves–ER 2000-1	9,302	11,624

Total	$27,353	$28,786

        The following is a description of the significant activities affecting the Company's cash and cash equivalents for the six months ended June 30, 2002 and June 30, 2001.

        Cash provided by (used in) operating activities for the six months ended June 30, 2002 was $6,335,000 compared to ($636,000) for the same period in the prior year. The significant changes in cash provided by operating activities were net income of $1,874,000 in 2002 compared to $863,000 in 2001, adjusted for a decrease in non-cash gains on sales of leases and notes receivable of $5,907,000 in 2002 compared to $6,862,000 in 2001, increased provision for losses on leases and notes receivable of $4,586,000 in 2002 compared to $4,060,000 in the same period in the prior year, and an increase in accounts payable and accrued liabilities of $448,000 compared to a decrease of $1,714,000 in the prior year.

        Cash used in investing activities was $63,801,000 for the six months ended June 30, 2002 compared to $90,088,000 for the six months ended June 30, 2001. The significant components of cash used in investing activities for the six months ended June 30, 2002 compared to June 30, 2001 included cash used to originate new leases and notes receivables of $143,802,000 in 2002 compared to $131,805,000 in 2001, and a net increase in notes receivable of $1,126,000 in 2002 compared to $362,000 in the prior year, offset by portfolio receipts of $36,427,000 in 2002 compared to $42,097,000 in 2001, as well as proceeds from sales of leases and notes receivable of $44,855,000 in the current year as contrasted to none for the comparable prior year period.

        Cash provided by financing activities was $57,765,000 for the six months ended June 30, 2002 compared to $92,607,000 for the same period in 2001. The major components of cash provided by financing activities include proceeds from the issuance of Bravo Facility senior notes of $89,708,000 in 2002 as compared to $59,229,000 in the prior year, proceeds from the sale of the Class E and Class F ER 2000-1 term securitization notes in 2001 of $4,563,000 compared to none in 2002, and Revolver loan net proceeds of $11,000,000 in 2002 compared to net repayments of $1,000,000 in the prior year. In addition, restricted cash decreased $1,433,000 during the six months ended June 30, 2002 compared to $92,705,000 for the same period in 2001. The decrease in the prior year resulted primarily from the usage of the prefunded cash provided to the Company through the term securitization in December 2000. These were offset by commercial paper conduit senior note repayments of $18,020,000 for the six months ended June 30, 2002 compared to $22,032,000 for the same period in 2001, and repayments of ER 2000-1 notes of $25,901,000 in the current year compared to $40,137,000 in the prior year.

Revolving Loan Agreement

        In May 2001, the Company signed a Third Amendment to the Fourth Amended and Restated Credit Agreement with Fleet National Bank, as Agent providing availability to the Company of up to $83,500,000 through May 2002. In May 2002, the Company signed the Fourth Amendment to the Fourth Amended and Restated Credit Agreement providing availability to the Company through June 2002. In June 2002, the Company signed the Fifth Amendment to the Revolving Loan Agreement, providing availability to the Company of $75,000,000 through August 5, 2002. The Company utilizes borrowings under its Revolving Loan Agreement primarily to temporarily warehouse new financing contracts until permanent fixed-rate financing is available as well as to finance a portion of the loans generated by its ACFC subsidiary. Under the Revolver, a base portion of the outstanding borrowings is at variable interest rates of 75 to 125 basis points above the prime lending rate, while the remainder is at 225 to 275 basis points above LIBOR rates. The level of spread to be paid above the base rate and LIBOR rates is dependent upon the Company's balance sheet leverage as well as compliance with certain performance covenants. At June 30, 2002, the Company had $63,000,000 outstanding under the Revolver and $12,000,000 available for borrowing, subject to borrowing base limitations. The Company's borrowings under the Revolver are not currently hedged, and therefore, are exposed to upward movements in interest rates. As of June 30, 2002, the Company was in compliance with all amended Revolver covenant requirements.

        On August 5, 2002, Fleet National Bank assigned the Company's Revolving Loan Agreement to Foothill Capital Corporation, as Agent (the "Foothill Revolver"). Consequently, the Company executed a Fifth Amended and Restated Loan and Security Agreement with Foothill Capital Corporation and a group of lenders. The Foothill Revolver provides for a line of credit to HPSC (the "HPSC Foothill Revolver") and a separate line of credit to HPSC's asset-based lending subsidiary, ACFC (the "ACFC Foothill Revolver"). Under the terms of the HPSC Foothill Revolver, the Company may borrow up to $50,000,000 at variable interest rates of prime plus .50% to 1.00% and at LIBOR plus 2.50% to 3.00%, depending upon the Company's balance sheet leverage. Under the ACFC Foothill Revolver, ACFC may borrow up to $20,000,000 at a variable interest rate of prime plus 1.00% for the first 180 days and prime plus 2.00% thereafter. The HPSC Foothill Revolver expires on August 5, 2005. The ACFC Foothill Revolver expires on February 5, 2003. Both the HPSC and the ACFC Foothill Revolver agreements are subject to certain financial covenant requirements which include, among others, the Company's tangible net worth, interest coverage, leverage, and profitability levels. Initial proceeds from the Foothill Revolver were used to repay all remaining amounts due to Fleet National Bank under the Revolving Loan Agreement.

Bravo Facility

        In March 2000, the Company, along with its wholly-owned, special-purpose subsidiary, HPSC Bravo Funding, LLC ("Bravo"), signed an amended revolving credit facility (the "Bravo Facility") structured and guaranteed by MBIA, Inc. At June 30, 2002 the Bravo Facility provided the Company with available borrowings up to $365,000,000. Under the terms of the Bravo Facility, the Company contributes certain of its financing contracts to Bravo which, in turn, either pledges or sells its interests in these assets to a commercial paper conduit entity. Credit enhancement is provided to the noteholders through financial guarantees provided by MBIA as to the payment of principal and interest on the notes. The Company's current financing strategy is to either pledge or sell eligible financing contracts to Bravo on a monthly basis, thereby minimizing its exposure to fluctuating interest rates in the Revolver. Financing contracts pledged by Bravo, along with the associated debt to the conduit entity, are included on the Company's consolidated balance sheet. In the case of financing contracts sold by Bravo to the conduit entity, the assets and associated debt are removed from the Company's consolidated balance sheet. Additional credit enhancement is provided to investors through the subordination of the Company's retained interest in the financing contracts sold. Risk of loss to the Company is limited to the extent of the Company's retained interest and residual values of equipment in the financing contracts sold. Bravo incurs interest at variable-rates in the commercial paper market and enters into interest rate swap contracts to assure fixed-rate funding. Monthly settlements of principal and interest payments on the notes are made from the collections on the Bravo financing contract portfolio. The Company is the servicer of the Bravo portfolio, subject to meeting certain performance covenants.

        At June 30, 2002, the Company had a total of $187,571,000 outstanding under the loan portion of the Bravo Facility and, in connection therewith, had interest rate swap contracts outstanding with a total notional value of $183,320,000. The total amount outstanding under the sales portion of the Bravo Facility was $121,871,000 at June 30, 2002 and, in connection therewith, the Company had outstanding interest rate swap contracts assigned to third parties with a notional value of $117,659,000. The Bravo securitization agreements contain restrictive covenants governing, among other things, tangible net worth, leverage, interest coverage, and capital expenditures. During each quarter in fiscal year 2001 and in the first quarter of 2002 the Company obtained a waiver from MBIA for the Company's non-compliance with its tangible net worth, interest coverage, and leverage requirements. This non-compliance resulted primarily from costs incurred by the Company in connection with completing the ER 2000-1 term securitization in December 2000 as well as from the adoption of SFAS No. 133.

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

ER 2000-1

        In December 2000, the Company completed a $527,106,000 private placement term securitization, referred to as ER 2000-1. HPSC, along with subsidiaries ACFC, Bravo, and HPSC Capital Funding, Inc. (a special-purpose entity subsequently terminated in June 2001), transferred certain lease and note contracts to newly formed special-purpose entities, ER 2000-1 LLC I and ER 2000-1 LLC II. ER 2000-1 LLC I and ER 2000-1 LLC II issued notes to finance the purchase of, and loan against, the collateral consisting of the leases and notes transferred from HPSC, ACFC, Bravo and Capital. ER 2000-1 LLC I was formed to meet the criteria of a qualifying, unconsolidated, special-purpose entity within the meaning of SFAS Nos. 125 and 140, while ER 2000-1 LLC II was formed to be a consolidated, special-purpose entity. The carrying value of the financing contracts and associated debt transferred to ER 2000-1 LLC I were removed from the Company's consolidated balance sheet. Credit enhancement is provided to investors through the Company's retained interest in the financing contracts sold. Risk of loss to the Company is limited to the extent of the Company's retained interest and residual values in equipment covered by the contracts sold. Financing contracts transferred to ER 2000-1 LLC II were pledged as collateral on the notes, with the carrying value of the financing contracts and associated debt included in the Company's consolidated balance sheet. The proceeds from the notes were used to retire senior notes and other obligations outstanding in both the Bravo and Capital Facilities as well as to pay down amounts outstanding under the Revolver.

        The securitization further provided for initial proceeds of $95,218,000 to be prefunded to ER 2000-1 LLC I and ER 2000-1 LLC II for the sole purpose of acquiring additional financing contracts from the Company. The prefunding period expired in March 2001, at which time approximately $3,800,000 remained unused and was used to prepay principal on the notes. The ER 2000-1 securitization agreement also provided for $1,049,000 of initial proceeds to be placed in a restricted cash account to service interest requirements on the prefunded debt outstanding during the prefunding period. In addition, initial proceeds of $2,735,000 were deposited in the restricted cash collection account to service the interest requirements on the ER 2000-1 notes for the initial interest accrual period ending in January 2001. At the time of entering into the interest rate swap contracts, the Company deposited $1,000,000 into an interest bearing, cash escrow account as collateral on the swap contracts. The Company provided additional credit enhancement to the ER 2000-1 noteholders through the creation of both cash reserve and residual payment accounts. Pursuant to the terms of the ER 2000-1 securitization agreements, certain excess cash flows generated by the portfolio are deposited to the cash reserve account or residual payment account, up to agreed-upon limits. These restricted cash accounts are available to fund monthly interest and principal payments on the ER 2000-1 notes in the event of deficiencies from the monthly collections. At June 30, 2002 and December 31, 2001, the balance in these restricted cash reserve accounts was $9,302,000 and $11,624,000, respectively. The Company may also provide additional credit enhancement through the substitution of new leases and notes for leases and notes previously contributed to the securitization, up to certain defined limits.

        ER 2000-1 entered into interest rate swap contracts as a hedge against interest rate risk related to its variable-rate obligations on the Class A and Class B-1 notes. The interest rate swap contracts have the effect of converting the Company's interest payments from a variable-rate to a fixed-rate, thereby locking in spreads on the Company's financing portfolio. At June 30, 2002, ER 2000-1 LLC I had a total of $167,765,000 outstanding related to sales of financing contracts. In connection with the amounts financed by ER 2000-1 LLC I through the issuance of its Class A and Class B-1 variable-rate notes, the Company had interest rate swap contracts assigned to third parties with a total notional value of $149,999,000. At June 30, 2002, ER 2000-1 LLC II had total debt outstanding, net of unamortized original issue discount, with a remaining principal balance of $121,858,000. In connection with the amounts financed by ER 2000-1 LLC II through the issuance of its Class A and Class B-1 variable-rate notes, the Company had interest rate swap contracts outstanding with a total notional value of $108,932,000.

        The Company is the servicer of the portfolio, subject to continuing to meet certain covenant requirements. Monthly payments of principal and interest on the ER 2000-1 notes are made from regularly scheduled collections generated from the lease and note portfolio. Under certain circumstances, the Company, as the servicer, may be obligated to advance its own funds for amounts due on the notes in the event an obligor fails to remit a payment when due. The Company is reimbursed for such advances from available funds upon the subsequent collection from the obligor. Credit enhancement is provided through the structuring of several classes of notes, which are ranked for purposes of determining priority of payment. Under the terms of the various debt agreements, an event of default for non-compliance by the Company with its covenants may result in an immediate acceleration of all principal amounts outstanding under all classes of notes. In the event of such an occurrence, the Company's ability to continue to raise additional liquidity could be adversely affected, which could result in a substantial curtailment of the Company's current growth and operations. In addition, the Company could be replaced as the servicer of the portfolio.

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

Various Banks

        The Company periodically enters into secured, fixed-rate, fixed-term loan agreements with various banks for purposes of financing its operations. The loans are generally subject to certain recourse and performance covenants. At June 30, 2002, the Company had outstanding borrowings under such loan agreements of approximately $9,456,000 with annual interest rates ranged from 6.5% to 8.0%. These loans are included on the Company's consolidated balance sheet as senior notes. In 1995 and 1996, the Company had also sold certain financing contracts to various banks. These sales agreements are subject to covenants that, among other matters, may require the Company to repurchase the financing contracts sold and/or make payments when due. At June 30, 2002, the total outstanding balance of these sold off-balance sheet transactions was $128,000.

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

Total Contractual Obligations

        As described in Management's Discussion and Analysis of Financial Condition in the Company's 2001 Annual Report, the Company's total contractual obligations consist of short and long-term debt provided through its warehouse and permanent portfolio financings as well as future minimum lease payments under non-cancelable operating leases for its office space. At June 30, 2002, there were no material changes to the scheduled maturities of the Company's total contractual obligations from those reported for the period ended December 31, 2001.

        Management believes that the Company's sources of liquidity, including availability of credit under the Foothill Revolver, the Bravo Facility, the ER 2000-1 securitization, the Senior Subordinated Notes, and loans from various savings banks, along with cash obtained from the sales of its financing contracts and from internally generated revenues, are adequate to meet current obligations and carry on current operations. In order to finance its future operations, the Company may seek to raise additional equity and will seek to renew and/or obtain new liquidity facilities. The Company expects that it will be able to obtain additional capital at competitive rates, but there can be no assurance it will be able to do so.

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

        The Company temporarily warehouses its new fixed-rate financing contracts through variable-rate revolving credit borrowings until permanent fixed-rate financing is obtained through its securitization facilities. The Company is exposed to interest rate changes between the time a new financing contract is approved and the time the permanent, fixed-rate financing is completed, thereby locking in financing spreads. To mitigate this exposure, the Company generally obtains such permanent financing within 60 days of the activation of a new financing contract. The Company believes it will be able to continue to utilize this operating strategy. The Company further manages its exposure to interest rate risk by entering into interest rate swap contracts as a hedge against variable-rate interest incurred through its commercial paper securitization facility as well as its Class A and Class B-1 term securitization notes. These swap agreements have the effect of converting the Company's debt from its securitizations from a variable-rate to a fixed-rate. At June 30, 2002, the net marked-to-market value of interest rate swap contracts hedging on-balance sheet debt obligations was a liability of $8,307,000. Assuming a hypothetical 10% reduction in interest rates from current weighted-average swap rates at June 30, 2002, the marked-to-market valuation of these swap agreements would have been a liability of approximately $11,224,000.

        The Company's portfolio of financing contracts originated in its licensed professional financing segment are fixed-rate, non-cancelable, full payout leases and notes. Changes in current market interest rates result in unrealized gains or losses in the fair value of the Company's fixed-rate assets and fixed-rate debt. In a rising interest rate environment, fixed-rate assets lose market value whereas fixed-rate liabilities gain market value. The opposite is true in a declining rate environment. The fair value of fixed-rate financial assets and liabilities can be determined by discounting associated cashflows at market rates currently available for instruments with similar risk characteristics and maturities. Sensitivity analysis can be applied to determine the positive or negative effect market risk exposures may have on the fair value of the Company's financial assets and liabilities. The following table summarizes the carrying value and estimated fair value of the Company's fixed-rate assets and liabilities at June 30, 2002. The table also demonstrates the degree of sensitivity to the fair value of the Company's fixed-rate financial assets and liabilities assuming a hypothetical 10% adverse change from actual rates:

	Carrying Value	Fair Value	10% change
	(in thousands)
Fixed-rate leases and notes due in installments	$372,394	$377,129	$364,062
Fixed-rate debt	338,130	350,422	342,688

        The Company's variable-rate assets primarily consist of commercial and industrial asset-based revolving loans originated by ACFC. The carrying value of variable-rate assets and liabilities approximates current fair values. Sensitivity analysis can be used to determine the positive or negative effect on the Company's interest income and expenses due to changes in market interest rates, as summarized as follows at June 30, 2002:

	Carrying Value	Fair Value	+/-10% change (Note A)
	(in thousands)
Variable-rate notes receivable	$35,259	$35,259	$	+/-344
Variable-rate debt	63,000	63,000		+/-289

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

Item 4. Submission of matters to a vote of the security holders:

  a)
  The Annual Meeting of Stockholders was held on May 14, 2002

  b)
  Not applicable

  c)
  The stockholders elected the following two persons to serve as Class I Directors:

	For	Abstain
Lowell P. Weicker, Jr.	3,747,477	34,500
Thomas M. McDougal, D.D.S.	3,767,477	14,500

        The stockholders ratified the appointment of Deloitte & Touche LLP as the independent auditors of the Company for the fiscal year ending December 31, 2002:

For	Against	Abstain
3,755,757	7,750	18,470
  d)
  Not applicable

Item 6. Exhibits and Reports on Form 8-K

  a)
  Exhibits

  10.1
  HPSC, Inc. 2002 Supplemental Stock Incentive Plan, dated May 14, 2002

  10.2
  Custody Agreement, dated June 25, 2002, by and among HPSC Bravo Funding, LLC, Triple-A Funding Corporation, Capital Markets Assurance Corporation and Iron Mountain Information Management, Inc.

  10.3
  Master Amendment and Waiver, dated August 5, 2002, by and among HPSC Bravo Funding, LLC, HPSC, Inc., Triple-A Funding Corporation and Capital Markets Assurance Corporation

  10.4
  Second Amended and Restated Lease Receivable Purchase Agreement, dated August 5, 2002, by and among HPSC Bravo Funding, LLC, HPSC, Inc., Triple-A Funding Corporation and Capital Markets Assurance Corporation

  10.5
  Receivables Interest Purchase Agreement, dated August 5, 2002, by and among HPSC Bravo Funding, LLC, HPSC, Inc., Triple-A Funding Corporation, BNY Asset Solutions LLC, ING Capital LLC and Capital Markets Assurance Corporation

  10.6
  Fifth Amendment to Fourth Amended and Restated Credit Agreement, dated June 6, 2002, by and among HPSC, Inc., American Commercial Finance Corporation, Fleet National Bank, individually and as Agent, and the Banks names therein

  10.7
  Fifth Amended and Restated Loan and Security Agreement, dated August 5, 2002, by and among HPSC, Inc., the Banks named therein and Foothill Capital Corporation

  10.8
  Purchase and Sale Agreement, dated August 5, 2002, by and among Fleet National Bank, individually and as Agent, Keybank National Association, Banknorth, N.A., PNC Bank, National Association, Citizens Bank of Massachusetts and Foothill Capital Corporation

    10.9
    Fifth Amended and Restated Loan and Security Agreement, dated August 5, 2002, by and among American Commercial Finance Corporation, the Lenders named therein and Foothill Capital Corporation

    99.1
    Certification of Chief Executive Officer

    99.2
    Certification of Chief Financial Officer

  b)
  Reports on Form 8-K:

        During the period for which this report is filed, the Company filed with the Commission the following report of Form 8-K:

        The Company reported on June 18, 2002 that it had uncovered an incident of employee fraud in the factoring portfolio of its subsidiary company, American Commercial Finance Corporation, in the amount of approximately $5 million over a period of four to five years. The Company also announced that its existing credit agreement with Fleet National Bank was extended until August 5, 2002.

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

Dated: August 14, 2002

QuickLinks

APPLICABLE ONLY TO CORPORATE ISSUERS
HPSC, INC.
TABLE OF CONTENTS
HPSC, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except per share and share amounts) (unaudited)
HPSC, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (in thousands, except per share and share amounts) (unaudited)
HPSC, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR EACH OF THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (in thousands) (unaudited)
HPSC, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
HPSC, INC.
PART II. OTHER INFORMATION
SIGNATURES