Form 10-Q
period 2002-09-30
HPSC INC
filed 2002-11-15
CIK 718909

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     YES  ☒     NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

YES  ☐     NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: COMMON STOCK, PAR VALUE $0.01 PER SHARE, SHARES OUTSTANDING AT NOVEMBER 4, 2002, 4,131,654.

HPSC, INC.

HPSC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share and share amounts)
(unaudited)

	September 30, 2002	December 31, 2001
ASSETS
CASH AND CASH EQUIVALENTS	$205	$1,211
RESTRICTED CASH- SERVICING UNDER SECURITIZATION AGREEMENTS	29,166	28,786
INVESTMENT IN LEASES AND NOTES:
Lease contracts and notes receivable due in installments	478,847	428,463
Notes receivable	32,087	34,133
Retained interest in leases and notes sold	40,359	25,780
Estimated residual value of equipment at end of lease term	25,186	24,113
Deferred origination costs	10,553	9,658
Less: Unearned income	(115,263)	(104,741)
Security deposits	(4,223)	(5,051)
Allowance for losses	(16,216)	(15,359)
Net investment in leases and notes	451,330	396,996

INTEREST RATE SWAP CONTRACTS	—	9
OTHER ASSETS	9,188	9,884
TOTAL ASSETS	$489,889	$436,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
REVOLVING CREDIT BORROWINGS	$48,266	$52,000
SENIOR NOTES, NET OF DISCOUNT	339,814	284,806
SENIOR SUBORDINATED NOTES	18,960	19,985
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	24,535	27,107
ACCRUED INTEREST	2,271	1,659
INTEREST RATE SWAP CONTRACTS	11,980	7,230
DEFERRED INCOME TAXES	7,048	7,318
TOTAL LIABILITIES	452,874	400,105

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
PREFERRED STOCK, $1.00 par value; authorized 5,000,000 shares; issued - None	—	—
COMMON STOCK, $0.01 par value; 15,000,000 shares authorized; issued and outstanding 4,813,205 shares in 2002 and 4,779,530 in 2001	48	48
Additional paid-in capital	15,153	14,867
Retained earnings	34,656	31,595
Less: Treasury Stock (at cost) 674,251 shares in 2002 and 615,765 in 2001	(4,770)	(4,325)
Accumulated other comprehensive loss, net of tax	(7,258)	(4,348)
Deferred compensation	(106)	(305)
Notes receivable from officers and employees	(708)	(751)
TOTAL STOCKHOLDERS’ EQUITY	37,015	36,781
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$489,889	$436,886

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HPSC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(in thousands, except per share and share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

REVENUES:
Earned income on leases and notes	$12,873	$12,014	$37,876	$36,461
Gain on sales of leases and notes	4,884	4,305	10,791	11,167
Provision for losses	(3,844)	(2,752)	(8,430)	(6,812)
Net revenues	13,913	13,567	40,237	40,816

EXPENSES:
Selling, general and administrative	5,316	5,453	15,841	16,885
Loss from employee defalcation	—	105	448	858
Interest expense	6,715	6,646	19,150	21,774
Interest income	(100)	(193)	(319)	(1,730)
Net operating expenses	11,931	12,011	35,120	37,787

INCOME BEFORE INCOME TAXES	1,982	1,556	5,117	3,029

PROVISION FOR INCOME TAXES	795	619	2,056	1,229

NET INCOME	$1,187	$937	$3,061	$1,800

BASIC NET INCOME PER SHARE	$0.29	$0.24	$0.76	$0.45

SHARES USED TO COMPUTE BASIC NET INCOME PER SHARE	4,094,747	3,987,484	4,052,373	3,968,015

DILUTED NET INCOME PER SHARE	$0.27	$0.22	$0.71	$0.42

SHARES USED TO COMPUTE DILUTED NET INCOME PER SHARE	4,422,328	4,343,260	4,327,059	4,313,137

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HPSC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(in thousands)
(unaudited)

	September 30, 2002	September 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$3,061	$1,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,912	5,429
Increase in deferred income taxes	1,579	875
Interest rate swap breakage costs	451	539
Restricted stock and option compensation	348	485
Gain on sales of lease contracts and notes receivable	(10,791)	(11,167)
Provision for losses on lease contracts and notes receivable	8,430	6,812
Increase (decrease) in accrued interest	612	(81)
Increase in accounts payable and accrued liabilities	770	2,616
Increase in accrued income taxes	277	202
Increase in operating related other assets	(1,500)	(1,107)
Cash provided by operating activities	9,149	6,403

CASH FLOWS FROM INVESTING ACTIVITIES:
Origination of lease contracts and notes receivable due in installments	(229,498)	(193,134)
Portfolio receipts, net of amounts included in income	60,171	56,738
Proceeds from sales of lease contracts and notes receivable due in installments	44,855	17,178
Net (increase) decrease in notes receivable	2,046	(2,021)
Net decrease in security deposits	(828)	(569)
Net decrease in investing related other assets	431	262
Cash used in investing activities	(122,823)	(121,546)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of term securitization notes	(36,143)	(56,132)
Repayment of other senior notes	(29,674)	(24,577)
Repayment of senior subordinated notes	(1,025)	—
Proceeds from issuance of term securitization notes, net of debt issue costs	—	4,563
Proceeds from issuance of other senior notes, net of debt issue costs	184,239	101,163
Net proceeds (repayments) from revolving credit borrowings	(3,734)	6,000
Interest rate swap breakage costs	(451)	(539)
Purchase of treasury stock	(445)	(350)
(Increase) decrease in restricted cash	(380)	89,284
Net (increase) decrease in loans to employees	55	(351)
Repayment of employee stock ownership plan promissory note	105	105
Exercise of employee stock options	121	187
Cash provided by financing activities	112,668	119,353

Net increase (decrease) in cash and cash equivalents	(1,006)	4,210
Cash and cash equivalents at beginning of period	1,211	—
Cash and cash equivalents at end of period	$205	$4,210

Supplemental disclosures of cash flow information:
Interest paid	$15,625	$19,071
Income taxes paid	29	134

Non-cash transactions:
Asset sale transfers in satisfaction of senior notes	$63,754	$109,145

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HPSC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Basis of Presentation

The information presented for the interim periods is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of HPSC, Inc. (the “Company”), are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results to be expected for the full fiscal year. Certain 2001 amounts have been reclassified to conform with the 2002 presentation. These financial statements have been prepared in accordance with the instructions of Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. As a result, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s latest annual report on Form 10-K/A filed on August 14, 2002.

2.  Earnings Per Share

The Company’s basic net income per share calculation is based on the weighted-average number of common shares outstanding, which does not include unallocated shares under the Company’s Employee Stock Ownership Plan (“ESOP”), restricted shares contingently issued under the Company’s Stock Incentive Plans, treasury stock, or any shares issuable upon the exercise of outstanding stock options. Diluted net income per share includes the weighted-average number of common shares subject to stock options and contingently issued restricted shares under the Company’s Stock Incentive Plans, as calculated under the treasury stock method, but not treasury stock or unallocated shares under the Company’s ESOP.

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

ER 2000-1 entered into interest rate swap contracts as a hedge against interest rate risk related to its variable-rate obligations on the ER 2000-1 Class A and Class B-1 notes. At September 30, 2002, there was a total of $147,666,000 ER 2000-1 notes outstanding related to off-balance sheet financing contracts sold by Equipment Receivables 2000-1 LLC I (“ER 2000-1 LLC I”). In connection with the amounts financed by ER 2000-1 LLC I through the issuance of its Class A and Class B-1 variable-rate notes, the Company had interest rate swap contracts assigned to third parties with a total notional value of $132,013,000. At September 30, 2002, there was a total of $110,976,000 of ER 2000-1 notes outstanding, net of unamortized original issue discount, related to contracts pledged by Equipment Receivables 2000-1 LLC II (“ER 2000-1 LLC II”). In connection with the amounts financed by ER 2000-1 LLC II through the issuance of its Class A and Class B-1 variable-rate notes, the Company had interest rate swap contracts outstanding with a total notional value of $99,792,000.

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

4.  Revolving Loan Facility

In May 2001, the Company executed a Third Amendment to the Fourth Amended and Restated Credit Agreement with Fleet National Bank as Managing Agent providing availability to the Company of up to $83,500,000 through May 2002.  In May 2002, the Company entered into a Fourth Amendment to the Fourth Amended and Restated Credit Agreement providing the same availability to the Company through June 2002. In June 2002, the Company executed the Fifth Amendment to the Fourth Amended and Restated Credit Agreement (the “Fleet Revolving Loan Agreement” or “Fleet Revolver”), providing availability to the Company of $75,000,000 through August 5, 2002. Borrowings under the Fleet Revolver were utilized by the Company primarily to temporarily warehouse new financing contracts until permanent fixed-rate financing becomes available as well as to finance a portion of the loans generated by its asset based lending subsidiary, American Commercial Finance Company (“ACFC”).

On August 5, 2002, Fleet National Bank assigned the Fleet Revolving Loan Agreement to Foothill Capital Corporation, as Agent (the “Foothill Revolver”). The Company contemporaneously executed a Fifth Amended and Restated Loan and Security Agreement with Foothill Capital Corporation and a group of lenders.  The Foothill Revolver provides for a line of credit to HPSC (the “HPSC Foothill Revolver”) and a separate line of credit to ACFC (the “ACFC Foothill Revolver”).  Under the terms of the HPSC Foothill Revolver, the Company may borrow up to $50,000,000 at variable interest rates of prime plus .50% to 1.00% and at LIBOR plus 2.50% to 3.00%, depending upon the Company’s balance sheet leverage.  Under the ACFC Foothill Revolver, ACFC may borrow up to $20,000,000 at a variable interest rate of prime plus 1.00% for the first 180 days and prime plus 2.00% thereafter.  The HPSC Foothill Revolver expires on August 5, 2005. The ACFC Foothill Revolver expires on February 5, 2003.  Both the HPSC and the ACFC Revolvers are subject to certain financial covenant requirements including, among others, tangible net worth, leverage, profitability levels, and interest coverage. At September 30, 2002, ACFC was not in compliance with the interest coverage requirement under the ACFC Foothill Revolver.  However, the Company has received a waiver from Foothill Capital Corporation regarding the Company's non-compliance for the quarter.  Initial proceeds from the Foothill Revolver were used to repay remaining amounts due to Fleet National Bank under the Fleet Revolver.

5.  Bravo Facility

In February 2001, the Company repaid approximately $19,000,000 outstanding under the loan portion of the HPSC Bravo Funding, LLC (“Bravo”) revolving credit facility (the “Bravo Facility”) with proceeds received from the prefunding arrangement provided through the ER 2000-1 securitization.

On August 5, 2002, the Company executed a Master Amendment and Waiver Agreement with Triple-A One Funding Corporation and Capital Markets Assurance Corporation, to amend covenant requirements of the Bravo Facility to match substantially the covenant requirements of the HPSC Foothill Revolver.  The Bravo Facility is structured and guaranteed by MBIA, Inc. (“MBIA”).  The agreement became effective for the quarter ended June 30, 2002.  For each quarter prior to that date, a waiver had been obtained for the Company’s non-compliance with certain of these covenant requirements.  This non-compliance resulted primarily from costs incurred by the Company in connection with completing the ER 2000-1 asset securitization in December 2000 and the impact of the Company’s adoption of Statement of Financial Accounting Standard (“SFAS”) No. 133.

Also on August 5, 2002, the Company executed a Receivables Interest Purchase Agreement with ING Capital LLC (“ING”).  Under the terms of this agreement, a separate funding mechanism was established within the Bravo Facility whereby ING is to provide the Company with additional liquidity of up to 3.75% of Eligible Receivables in the MBIA portion of the Bravo Facility for assets previously pledged or sold by Bravo, up to a maximum amount of $20,000,000.  Interest on ING borrowings is based on one-month LIBOR rates plus 3%.  Amounts due ING, which are subordinate to the other lenders in the Bravo Facility, are subject to delinquency and default covenant requirements more restrictive than those contained in the MBIA portion of the Bravo Facility.  Concurrently with the execution of the Receivables Interest Purchase Agreement, Bravo sold to ING an initial Receivable Interest Purchase in the aggregate amount of $13,840,000.  The proceeds were used to retire amounts outstanding under the Fleet Revolver.  At September 30, 2002, the ING portion of the Bravo Facility consisted of outstanding on-balance sheet debt of $14,764,000.

As of September 30, 2002, the MBIA portion of the Bravo Facility provided the Company with available borrowings of up to $450,000,000.  At September 30, 2002, the MBIA portion of the Bravo Facility consisted of outstanding on-balance sheet debt of $205,892,000 and total off-balance sheet amounts outstanding of $167,586,000 related to sold financing contracts. Bravo incurs interest at variable-rates in the commercial paper market and enters into interest rate swap agreements to assure fixed-rate funding. In connection with these loans and sales, Bravo had interest rate swap contracts outstanding with a total notional value of $356,702,000.

6.  Segment Information

A summary of information about the Company’s operations by segment for the three and nine months ended September 30, 2002 and 2001 are as follows:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	Licensed Professional Financing	Commercial and Industrial Financing	Total	Licensed Professional Financing	Commercial and Industrial Financing	Total
2002
Earned income on leases and notes	$12,229	$644	$12,873	$35,759	$2,117	$37,876
Gain on sales of leases and notes	4,884	—	4,884	10,791	—	10,791
Provision for losses	(2,564)	(1,280)	(3,844)	(6,935)	(1,495)	(8,430)
Selling, general and administrative expenses	(4,661)	(655)	(5,316)	(14,113)	(1,728)	(15,841)
Loss from employee defalcation	—	—	—	—	(448)	(448)
Net profit contribution	9,888	(1,291)	8,597	25,502	(1,554)	23,948

Total assets				465,309	24,580	489,889

2001
Earned income on leases and notes	$11,013	$1,001	$12,014	$33,287	$3,174	$36,461
Gain on sales of leases and notes	4,305	—	4,305	11,167	—	11,167
Provision for losses	(2,562)	(190)	(2,752)	(6,362)	(450)	(6,812)
Selling, general and administrative expenses	(5,051)	(402)	(5,453)	(15,651)	(1,234)	(16,885)
Loss from employee defalcation	—	(105)	(105)	—	(858)	(858)
Net profit contribution	7,705	304	8,009	22,441	632	23,073

Total assets				389,183	31,434	420,617

The following reconciles net segment profit contribution as reported above to total consolidated income before income taxes:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2002	2001	2002	2001

Net segment profit contribution	$8,597	$8,009	$23,948	$23,073
Interest expense	(6,715)	(6,646)	(19,150)	(21,774)
Interest income on cash balances	100	193	319	1,730
Income before income taxes	$1,982	$1,556	$5,117	$3,029

Other Segment Information - The Company derives substantially all of its revenues from domestic customers.  As of September 30, 2002, no single customer within the licensed professional financing segment accounted for greater than 1% of the total owned and serviced portfolio of that segment.  Within the commercial and industrial financing segment, no single customer accounted for greater than 12% of the total portfolio of that segment.  The licensed professional financing segment relies on certain vendors to provide referrals to the Company.  For the nine months ended September 30, 2002, no one vendor accounted for greater than 6% of the Company’s licensed professional financing originations.

7.  Derivative Instruments

At September 30, 2002, the Company had interest rate swap contracts outstanding hedging variable-rate exposures to on-balance sheet debt obligations and also had interest rate swap contracts assigned to non-consolidated entities for the purpose of hedging variable-rate exposures for sold, off-balance sheet financing contracts. The net fair value of the swap contracts hedging on-balance sheet debt obligations, which is recorded on the Company’s balance sheet at September 30, 2002, was a liability of $11,980,000. The net fair value of the swap contracts hedging off-balance sheet amounts, which is not recorded on the Company’s consolidated balance sheet, was a liability of $15,316,000 at September 30, 2002.

Comprehensive income consists of unrealized gains and losses resulting from changes in the fair market value of cash flow hedges since the adoption of SFAS No. 133 on January 1, 2001.  Details of the Company’s comprehensive income (loss) for the nine months ended September 30, 2002 and 2001 are as follows:

For the nine months ended September 30,	2002	2001
(in thousands)

Net income	$3,061	$1,800
Unrealized losses on interest rate swap contracts, net of taxes	(4,946)	(7,174)
Interest rate swap contracts assigned to qualified special purpose entities upon securitization, net of taxes	1,762	2,373
Realized swap breakage costs included in net income, net of taxes	274	327
Other comprehensive income (loss) before cumulative effect adjustment	151	(2,674)

Cumulative effect adjustment upon the adoption of SFAS No. 133, net of taxes	—	(1,062)
Comprehensive income (loss)	$151	$(3,736)

During the nine months ended September 30, 2002 and 2001, the Company’s interest rate swaps effectively offset changes in the hedged portion of the cash flows of the Company’s variable-rate debt obligations. The swap breakage costs included in net income in the above table relate to the after-tax effect of swap breakage costs realized during the current period. The total pretax cost to terminate the swap contracts for the nine months ended September 30, 2002 and 2001 was $451,000 and $539,000, respectively, and is reflected as a component of selling, general and administrative expenses.

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

The following is a summary of certain cash flow activity received from and (paid to) securitization facilities for each of the nine months ended September 30, 2002 and 2001:

(in thousands)	2002	2001
Cash proceeds from new securitizations	$44,855	$17,178
Cash collections from obligors, remitted to transferees	(89,838)	(64,357)
Servicing fees received	1,155	1,025
Other cash flows retained by servicer	3,774	4,518
Net servicing (advances) repayments	(2,842)	(1,993)

The Company periodically securitizes pools of its financing contracts which were previously pledged as collateral for loans from the Companies lending facilities.  In these instances, the outstanding senior notes with the facility is satisfied upon the transfer and sale of the assets to the facility.  The total amount of asset sale transfers in satisfaction of senior notes for the nine months ended September 30, 2002 and 2001 was $63,754,000 and $109,145,000, respectively.

The following is a summary of the performance of the Company’s total owned and managed financing contracts:

(in thousands)	Total Net Investment		Net Investment over 90 Days Past Due		Net Credit Losses
	At September 30,				For the Nine Months Ended September 30,
	2002	2001	2002	2001	2002	2001
Licensed professional financing	$702,341	$598,723	$23,966	$19,871	$6,268	$6,046
Commercial and industrial financing	22,847	30,013	—	—	1,305	526
Total owned and managed	725,188	628,736	$23,966	$19,871	$7,573	$6,572

Less: Securitized licensed professional financing assets	273,858	248,491
Total owned	$451,330	$380,245

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

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  Previous accounting guidance was provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS No. 146 replaces EITF Issue No. 94-3.  The provisions of SFAS No. 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  The Company is evaluating the impact this statement may have on its consolidated financial results.

In October 2002, SFAS No. 147 “Acquisitions of Certain Financial Institutions” was issued.  This statement addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for transactions between mutual enterprises.  The new accounting requirements of this statement are effective October 1, 2002.  The Company does not anticipate that the adoption of this statement will have a material effect on its consolidated financial statements.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company believes that, among its significant accounting policies, the following may involve a higher degree of judgment or complexity:

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

Results of Operations

The Company’s owned net investment in leases and notes increased by 14% to $451,330,000 at September 30, 2002 from $396,996,000 at December 31, 2001. The total managed portfolio of financing contracts, which includes both leases and notes owned by the Company as well as those sold to others and serviced by the Company, increased to $725,188,000 at September 30, 2002 from $648,406,000 at December 31, 2001, an increase of 12%.

Earned income from leases and notes for the three months ended September 30, 2002 was $12,873,000 compared to $12,014,000 for the same period in 2001. For the nine months ended September 30, 2002, earned income was $37,876,000 compared to $36,461,000 for the comparable period in 2001.  The increase for the three month and nine month periods was due, in part, to an increase in the Company’s financing contract originations in 2002, offset by lower weighted-average implicit interest rates on the owned portfolio. Financing contract originations for the third quarter ended September 30, 2002 increased 34% to $82,328,000 compared to $61,590,000 for the same period in 2001. For the nine months ended September 30, 2002, financing contract originations increased 13% to $219,999,000 from $194,542,000 for the same period in the prior year.  As of September 30, 2002 and 2001, the weighted-average implicit interest rates on the Company’s owned licensed professional financing portfolio were 11.4% and 11.7%, respectively. Earned income, which is net of amortization of initial direct costs, is recognized over the life of the leases and notes using the effective-interest method.

Pre-tax gains from sales of leases and notes were $4,884,000 for the three months ended September 30, 2002 compared to $4,305,000 for the same period in 2001, an increase of 13%, while for the nine month period ended September 30, 2002 pre-tax gains from sales of leases and notes decreased to $10,791,000 from $11,167,000 for the same period in 2001, a decrease of 3%. The decrease of $376,000 was due to lower levels of leases and loan contracts sold during the current year, which contributed $962,000 to the decrease, offset by improved market pricing for securitizations, which resulted in higher gains of $586,000.  For the nine months ended September 30, 2002, the Company sold a portion of its beneficial interest in leases and notes totaling $107,546,000 compared to $117,679,000 for the same period in 2001.

Interest expense, net of interest income on cash balances, was $6,615,000 (51.4% of earned income) for the three months ended September 30, 2002, a 3% increase from $6,453,000 (53.7% of earned income) for the three months ended September 30, 2001.  For the nine month period ended September 30, 2002, net interest expense was $18,831,000 (49.7% of earned income) compared to $20,044,000 (55.0% of earned income) for the same period in the prior year, a 6% decrease.  The decrease in amount and percentage was largely due to higher interest charges in 2001 associated with the $95,000,000 provided to the Company from the ER 2000-1 prefunding arrangement as well as a lower weighted-average cost of funds in 2002. Based on average outstanding borrowings, the Company’s cost of funds, including its Senior Subordinated Notes, was 5.9% and 7.0% at September 30, 2002 and 2001, respectively.

Net financing margin (earned income less net interest expense) for the three months ended September 30, 2002 was $6,258,000 (48.6% of earned income) as compared to $5,561,000 (46.3% of earned income) for the third quarter of 2001, a 13% increase.  For the nine months ended September 30, 2002, net financing margin increased 16% to $19,045,000 (50.3% of earned income) from $16,417,000 (45.0% of earned income) for the same period in the prior year. The increase in amount and percentage was largely due to the decline in net interest charges in 2002 from higher interest charges incurred in the first quarter of 2001 associated with the $95,000,000 provided to the Company from the ER 2000-1 prefunding arrangement as well as a lower weighted-average cost of funds in 2002 compared to 2001.

The provision for losses for the third quarter of 2002 was $3,844,000 compared to $2,752,000 for the same period in 2001, a 40% increase. The provision for losses for the nine months ended September 30, 2002 was $8,430,000 compared to $6,812,000 for the nine months ended September 30, 2001, an increase of 24%.  The increase for the three and nine month periods resulted in part from higher levels of new financings in 2002. In addition, the Company has experienced higher charge-offs in its portfolio of financing contracts. After reviewing these facts as well as the potential impact of general economic conditions, the Company increased the amount of its provision for losses.  During the third quarter of 2002, Company’s asset-based lending subsidiary also recognized a loss of $1.3 million upon the final liquidation of inventory held as collateral from a past due loan.  This amount is included in the provision for losses and in net charge-offs against the allowance for losses for the period.  At September 30, 2002, the Company’s allowance for losses was $16,216,000 (3.6% of owned net investment in leases and notes) compared to $15,359,000 (3.9% of owned net investment in leases and notes) at December 31, 2001.  Total consolidated net charge-offs for the nine months ended September 30, 2002 were $7,573,000 compared to $6,572,000 for the nine months ended September 30, 2001.  The higher amount in 2002 was partially due to the $1.3 million charge-off in the Company’s asset-based lending subsidiary (described above).  This was partially offset by a charge-off in 2001 in the Company’s core financing segment from the bankruptcy of an equipment vendor and resulting customer disputes over the products which the Company had financed.  During the second quarter of 2001, the Company agreed to settle the related lawsuit and subsequently wrote-off approximately $1,800,000 remaining due on the disputed customer accounts.

Selling, general and administrative expenses for the quarter ended September 30, 2002 decreased 3% to $5,316,000 compared to $5,453,000 for the same quarter in the prior year.  For the nine months ended September 30, 2002, selling, general and administrative expenses were $15,841,000 compared to $16,885,000 for the comparable 2001 period, a decrease of 6%. The decrease in the current year resulted in part from lower collection related expenses in 2002 than incurred in 2001 when the Company experienced extraordinary expenses relating to the bankruptcy of an equipment vendor and settlement of a lawsuit against the Company relating to the vendor’s products which the Company had financed.  This decrease is offset by higher advertising and marketing expenses, higher bank service charges, and higher payroll and related expenses.  In addition, legal and accounting related fees were higher in 2002 as a result of the employee defalcation described in the Company’s quarterly filing on Form 10-Q for the period ended June 30, 2002.  The Company has filed a claim with its fidelity insurance provider.  The claim, in the amount of $1 million, has been denied by the insurance provider.  The Company is pursuing its remedies for collection under the policy.

For the third quarter of last year, the Company had recorded a loss from an employee defalcation of $105,000 as compared to none in the current year.  For the nine months ended September 30 of last year, the Company recorded a loss from an employee defalcation of $858,000 compared to $448,000 in the current year.

The Company’s effective income tax rate for the three and nine month periods ended September 30, 2002 and 2001 was approximately 40%. Net income for the three months ended September 30, 2002 was $1,187,000 ($0.27 diluted net income per share) compared to $937,000 ($0.22 diluted net income per share) for the same period in 2001. For the nine months ended September 30,

2002, net income was $3,061,000 ($0.71 diluted net income per share) compared to $1,800,000 ($0.42 diluted net income per share) for the nine months ended September 30, 2001.  The increase in net income in 2002 compared to 2001 was due, in part, from an increase in earned income on leases and notes and a decrease in interest expense and selling, general and administrative expenses.  In addition, the Company incurred lower losses in 2002 with respect to the employee defalcation than it did in 2001. These were offset by an increase in the provision for losses and a decrease in gains on sales of leases and notes.

Liquidity and Capital Resources

Cash and Cash Flow Activities

At September 30, 2002, the Company had a total of $29,371,000 in cash, cash equivalents and restricted cash as compared to $29,997,000 at December 31, 2001. A significant portion of this cash was restricted pursuant to various securitization agreements. Components of restricted cash at September 30, 2002 and December 31, 2001 are detailed as follows:

(in thousands)	September 30, 2002	December 31, 2001

Cash collections- Bravo	$10,335	$4,358
Cash collections- ER 2000-1 LLC I	4,073	3,386
Cash collections- ER 2000-1 LLC II	4,826	8,418
Cash escrow- ER 2000-1 swap agreement	1,000	1,000
Cash reserves- ER 2000-1	8,669	11,624
Cash reserves- ING	263	—
Total	$29,166	$28,786

The following is a description of the significant activities affecting the Company’s cash and cash equivalents for the nine months ended September 30, 2002 and 2001.

Cash provided by operating activities for the nine months ended September 30, 2002 was $9,149,000 compared to $6,403,000 for the same period in the prior year. The significant changes in cash provided by operating activities were net income of $3,061,000 in 2002 compared to $1,800,000 in 2001, adjusted for a decrease in non-cash gains on sales of leases and notes receivable of $10,791,000 in 2002 compared to $11,167,000 in 2001, increased provision for losses on leases and notes receivable of $8,430,000 in 2002 compared to $6,812,000 in the same period in the prior year, an increase in deferred income taxes of $1,579,000 in 2002 compared to $875,000 in 2001, and an increase in accounts payable and accrued liabilities of $770,000 compared to $2,616,000 in the prior year.

Cash used in investing activities was $122,823,000 for the nine months ended September 30, 2002 compared to $121,546,000 for the nine months ended September 30, 2001. The significant components of cash used in investing activities for the nine months ended September 30, 2002 compared to September 30, 2001 included cash used to originate new leases and notes receivables of $229,498,000 in 2002 compared to $193,134,000 in 2001, offset by portfolio receipts of $60,171,000 in 2002 compared to $56,738,000 in 2001, proceeds from sales of leases and notes receivable of $44,855,000 in the current year as contrasted to $17,178,000 for the comparable prior year period, and a net decrease in notes receivable of $2,046,000 in 2002 compared to an increase of $2,021,000 in the prior year.

Cash provided by financing activities was $112,668,000 for the nine months ended September 30, 2002 compared to $119,353,000 for the same period in 2001. The major components of cash provided by financing activities include proceeds from the issuance of Bravo Facility senior notes of $184,239,000 in 2002 as compared to $101,163,000 in the prior year, and proceeds from the sale of the Class E and Class F ER 2000-1 term securitization notes in 2001 of $4,563,000 compared to none in 2002.  These were offset by senior note repayments of $29,674,000 for the nine months ended September 30, 2002 compared to $24,577,000 for the same period in 2001, repayments of ER 2000-1 notes of $36,143,000 in the current year compared to $56,132,000 in the prior year, repayments of senior subordinated notes of $1,025,000 in 2002 compared to none in the prior year, and repayments of Fleet Revolver and Foothill Revolver borrowings of $3,734,000 in 2002 compared to net proceeds of $6,000,000 in the prior year.  In addition, restricted cash increased $380,000 during the nine months ended September 30, 2002 compared to a decrease of $89,284,000 for the same period in 2001. The decrease in the prior year resulted primarily from the usage of the prefunded cash provided to the Company through the ER 2000-1 term securitization in December 2000.

Revolving Loan Agreements

In May 2001, the Company signed a Third Amendment to the Fourth Amended and Restated Credit Agreement with Fleet National Bank, as Agent (the “Fleet Revolver” or “Fleet Revolving Credit Agreement”) providing availability to the Company of up to $83,500,000 through May 2002.  In May 2002, the Company signed the Fourth Amendment to the Fourth Amended and Restated Credit Agreement providing the same availability to the Company through June 2002. In June 2002, the Company signed the Fifth Amendment to the Fleet Revolver, providing availability to the Company of $75,000,000 through August 5, 2002. The Company utilized borrowings under its Revolving Loan Agreement primarily to temporarily warehouse new financing contracts until permanent fixed-rate financing is available as well as to finance a portion of the loans generated by its ACFC subsidiary. Under the Fleet Revolver, a base portion of the outstanding borrowings were at variable interest rates of 75 to 125 basis points above the prime lending rate, while the remaining borrowings were at 225 to 275 basis points above LIBOR rates. The level of spread to be paid above the base rate and LIBOR rates was dependent upon the Company’s balance sheet leverage as well as compliance with certain performance covenants.

On August 5, 2002, Fleet National Bank assigned the Fleet Revolving Credit Agreement to Foothill Capital Corporation, as Agent (the “Foothill Revolver”). The Company contemporaneously executed a Fifth Amended and Restated Loan and Security Agreement with Foothill Capital Corporation and a group of lenders.  The Foothill Revolver provides for a line of credit to HPSC (the “HPSC Foothill Revolver”) and a separate line of credit to HPSC’s asset-based lending subsidiary, ACFC (the “ACFC Foothill Revolver”).  Under the terms of the HPSC Foothill Revolver, the Company may borrow up to $50,000,000 at variable interest rates of prime plus .50% to 1.00% and at LIBOR plus 2.50% to 3.00%, depending upon the Company’s balance sheet leverage.  Under the ACFC Foothill Revolver, ACFC may borrow up to $20,000,000 at a variable interest rate of prime plus 1.00% for the first 180 days and prime plus 2.00% thereafter.  The HPSC Foothill Revolver expires on August 5, 2005.  The ACFC Foothill Revolver expires on February 5, 2003.  Both the HPSC Foothill Revolver and the ACFC Foothill Revolver agreements are subject to certain financial covenant requirements which include, among other things, the Company’s tangible net worth, interest coverage, leverage, and profitability levels. At September 30, 2002, ACFC was not in compliance with the interest coverage requirement under the ACFC Foothill Revolver.  However, the Company has received a waiver from Foothill Capital Corporation regarding the Company's non-compliance for the quarter.  The Company’s borrowings under the Foothill Revolver are not currently hedged, and therefore are exposed to upward movements in interest rates.  Initial proceeds from the Foothill Revolver were used to repay all remaining amounts due under the Fleet Revolving Credit Agreement.  As of September 30, 2002, outstanding borrowings under the HPSC Foothill Revolver and the ACFC Foothill Revolver were $39,791,000 and $8,475,000, respectively.

Bravo Facility

In March 2000, the Company, along with its wholly-owned, special-purpose subsidiary, HPSC Bravo Funding, LLC (“Bravo”), signed an amended revolving credit facility (the “Bravo Facility”) structured and guaranteed by MBIA, Inc.  At September 30, 2002  the MBIA portion of the Bravo Facility provides the Company with available borrowings up to $450,000,000. Under the terms of the Bravo Facility, the Company contributes certain of its financing contracts to Bravo which, in turn, either pledges or sells its interests in these assets to a commercial paper conduit entity. Credit enhancement is provided to the noteholders through financial guarantees provided by MBIA as to the payment of principal and interest on the notes.  The Company’s current financing strategy is to either pledge or sell eligible financing contracts to Bravo on a monthly basis, thereby minimizing its exposure to fluctuating interest rates in the Foothill Revolver.  Financing contracts pledged by Bravo, along with the associated debt to the conduit entity, are included on the Company’s consolidated balance sheet.  In the case of financing contracts sold by Bravo to the conduit entity, the assets and associated debt are removed from the Company’s consolidated balance sheet. Additional credit enhancement is provided to investors through the subordination of the Company’s retained interest in the financing contracts sold. Risk of loss to the Company is limited to the extent of the Company’s retained interest and residual values of equipment in the financing contracts sold. Bravo incurs interest at variable-rates in the commercial paper market and enters into interest rate swap contracts to assure fixed-rate funding.  Monthly settlements of principal and interest payments on the notes are made from the collections on the Bravo financing contract portfolio. The Company is the servicer of the Bravo portfolio, subject to meeting certain performance covenants.

On August 5, 2002, the Company executed a Master Amendment and Waiver Agreement with Triple-A One Funding Corporation and Capital Markets Assurance Corporation, to amend covenant requirements of the Bravo Facility to match substantially the covenant requirements of the HPSC Foothill Revolver.  The agreement was effective with the quarter ended June 30, 2002.  For each quarter prior to that date, a waiver had been obtained for the Company’s non-compliance with these covenant requirements.  This non-compliance resulted primarily from costs incurred by the Company in connection with completing the ER 2000-1 asset securitization in December 2000 and the impact of the Company’s adoption of Statement of Financial Accounting Standard (“SFAS”) No. 133.

Also on August 5, 2002, the Company executed a Receivables Interest Purchase Agreement with ING Capital LLC (“ING”).  Under the terms of this agreement (the “ING portion of the Bravo Facility”), ING is to provide the Company with additional liquidity of up to 3.75% of Eligible Receivables in the MBIA portion of the Bravo Facility for assets previously pledged or sold to Bravo, up to a maximum amount of $20,000,000.  Interest on ING borrowings is based on one-month LIBOR rates plus 3%.  Amounts due ING, which are subordinate to amounts due to the other lenders under the Bravo Facility, are subject to delinquency and default covenant requirements more restrictive than those contained in the Bravo Facility documents.  Concurrently with the execution of the Receivables Interest Purchase Agreement, Bravo sold to ING an initial Receivable Interest Purchase in the aggregate amount of $13,840,000.  The proceeds were used to retire amounts outstanding under the Fleet Revolving Credit Agreement.

At September 30, 2002, there was a total of $205,892,000 outstanding under the loan portion of the Bravo Facility and, in connection therewith, the Company had interest rate swap contracts outstanding with a total notional value of $196,366,000. The total amount outstanding under the sales portion of the Bravo Facility was $167,586,000 at September 30, 2002 and, in connection therewith, the Company had outstanding interest rate swap contracts assigned to third parties with a notional value of $160,336,000. At September 30, 2002, the Company had total outstanding on-balance sheet debt of $14,764,000 under the ING portion of the Bravo Facility.

ER 2000-1

In December 2000, the Company completed a $527,106,000 private placement term securitization, referred to as ER 2000-1.  HPSC, along with its subsidiaries ACFC, Bravo, and HPSC Capital Funding, Inc. (a special-purpose entity subsequently dissolved in June 2001), transferred certain lease and note contracts to newly formed special-purpose entities, ER 2000-1 LLC I and ER 2000-1 LLC II. ER 2000-1 LLC I and ER 2000-1 LLC II issued notes to finance the purchase of, and make loans secured by, the collateral consisting of the leases and notes transferred from HPSC, ACFC, Bravo and Capital. ER 2000-1 LLC I was formed to meet the criteria of a qualifying, unconsolidated, special-purpose entity within the meaning of SFAS Nos. 125 and 140, while ER 2000-1 LLC II was formed to be a consolidated, special-purpose entity. The carrying value of the financing contracts and associated debt transferred to ER 2000-1 LLC I were removed from the Company’s consolidated balance sheet. Credit enhancement is provided to investors through the Company’s retained interest in the financing contracts sold. Risk of loss to the Company is limited to the extent of the Company’s retained interest and residual values in equipment covered by the contracts sold. Financing contracts transferred to ER 2000-1 LLC II were pledged as collateral on the notes, with the carrying value of the financing contracts and associated debt included in the Company’s consolidated balance sheet. The proceeds from the notes were used to retire senior notes and other obligations outstanding in both the Bravo Facility and Capital Facility as well as to pay down amounts outstanding under the Fleet Revolver.

The securitization further provided for initial proceeds of $95,218,000 to be prefunded to ER 2000-1 LLC I and ER 2000-1 LLC II for the sole purpose of acquiring additional financing contracts from the Company.  The prefunding period expired in March 2001, at which time approximately $3,800,000 remained unused and was used to prepay principal on the notes. The ER 2000-1 securitization agreement also provided for $1,049,000 of initial proceeds to be placed in a restricted cash account to service interest requirements on the prefunded debt outstanding during the prefunding period.  In addition, initial proceeds of $2,735,000 were deposited in the restricted cash collection account to service the interest requirements on the ER 2000-1 notes for the initial interest accrual period ending in January 2001. At the time of entering into the interest rate swap contracts, the Company deposited $1,000,000 into an interest bearing, cash escrow account as collateral for the swap contracts. The Company provided additional credit enhancement to the ER 2000-1 noteholders through the creation of both cash reserve and residual payment accounts. Pursuant to the terms of the ER 2000-1 securitization agreements, certain excess cash flows generated by the portfolio are deposited to the cash reserve account or residual payment account, up to agreed-upon limits. These restricted cash accounts are available to fund monthly interest and principal payments on the ER 2000-1 notes in the event of deficiencies from the monthly collections.  At September 30, 2002 and December 31, 2001, the balance in these restricted cash reserve accounts was $8,669,000 and $11,624,000, respectively. The Company may also provide additional credit enhancement through the substitution of new leases and notes for leases and notes previously contributed to the securitization, up to certain defined limits.

ER 2000-1 entered into interest rate swap contracts as a hedge against interest rate risk related to its variable-rate obligations on the Class A and Class B-1 notes. The interest rate swap contracts have the effect of converting the Company’s interest payments on those notes from a variable-rate to a fixed-rate, thereby locking in spreads on the Company’s financing portfolio. At September 30, 2002, ER 2000-1 LLC I had a total of $147,666,000 outstanding related to sales of financing contracts. In connection with the amounts financed by ER 2000-1 LLC I through the issuance of its Class A and Class B-1 variable-rate notes, the Company had interest rate swap contracts assigned to third parties with a total notional value of $132,013,000. At September 30, 2002, ER 2000-1 LLC II had total debt outstanding, net of unamortized original issue discount, with a remaining principal balance of $110,976,000. In connection with the amounts financed by ER 2000-1 LLC II through the issuance of its Class A and Class B-1 variable-rate notes, the Company had interest rate swap contracts outstanding with a total notional value of $99,792,000.

The Company is the servicer of the ER 2000-1 portfolio of leases and note contracts, subject to meeting certain covenant requirements.  Monthly payments of principal and interest on the ER 2000-1 notes are made from regularly scheduled collections generated from the lease and note portfolio.  Under certain circumstances, the Company, as the servicer, may be obligated to advance its own funds for amounts due on the notes in the event an obligor fails to remit a payment when due. The Company is reimbursed for such advances from available funds upon the subsequent collection from the obligor. Credit enhancement is provided through the structuring of several classes of notes, which are ranked for purposes of determining priority of payment. If the Company fails to comply with its covenants, it can be replaced as the servicer of the ER 2000-1 portfolio.

Various Banks

The Company periodically enters into secured, fixed-rate, fixed-term loan agreements with various banks for purposes of financing its operations. The loans are generally subject to certain recourse and performance covenants. At September 30, 2002, the Company had outstanding borrowings under such loan agreements of approximately $8,182,000 with annual interest rates ranged from 6.5% to 8.0%. These loans are included on the Company’s consolidated balance sheet as senior notes. In 1995 and 1996, the Company had also sold certain financing contracts to various banks. These sales agreements are subject to covenants that, among other matters, may require the Company to repurchase the financing contracts sold and/or make payments when due. At September 30, 2002, the total outstanding balance of these sold off-balance sheet transactions was $53,000.

Senior Subordinated Notes

In March 1997, the Company issued  $20,000,000 of unsecured senior subordinated notes due in 2007 (“Senior Subordinated Notes”) bearing interest at a fixed-rate of 11% (the “Note Offering”).  The Company received approximately $18,300,000 in net proceeds from the Note Offering and used such proceeds to repay amounts outstanding under the Fleet Revolver.  The Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, other than through the operation of a sinking fund, after April 1, 2002 at established redemption prices plus accrued but unpaid interest to the date of repurchase.  Beginning July 1, 2002, the Company began redeeming, through scheduled sinking-fund payments, a portion of the aggregate principal amount of the Senior Subordinated Notes at a redemption price of $1,000,000 plus accrued but unpaid interest to the redemption date. Such payments are required on January 1, April 1, July 1, and October 1 of each year until maturity.  The Company expects to be able to meet its payment obligations under its Senior Subordinated Notes, but there can be no assurance that it will be able to do so.

Summary of Total Obligations

A summary of the Company’s total debt obligations and the total on-and-off balance sheet financing contracts outstanding through the Company’s various securitization facilities at September 30, 2002 was as follows:

(in thousands)	On-Balance Sheet Debt Obligations	Off-Balance Sheet Sold Financing Contracts	Total
Revolving credit arrangement, due August 2005

	$48,266	$—	$48,266
Unsecured Senior Subordinated Notes, due March 2007

	18,960	—	18,960
Various banks, due June 2004 through January 2007

	8,182	53	8,235
Bravo Funding, LLC, due June 2003

	220,656	167,586	388,242
ER 2000-1 LLC I and LLC II, due December 2008

	111,617	147,666	259,283
Subtotal

	407,681	315,305	722,986
Less: Original issue discount on ER 2000-1 notes

	(641)	—	(641)
Total	$407,040	$315,305	$722,345

Management believes that the Company’s sources of liquidity, including the Foothill Revolver, the Bravo Facility, the ER 2000-1 securitization, the Senior Subordinated Notes, and loans from various savings banks, along with cash obtained from the sales of its financing contracts and from internally generated revenues, are adequate to meet current obligations and carry on current operations.  In order to finance its future operations, the Company may periodically enter into term securitizations, additional conduit facilities, and other debt or equity transactions.  There can be no assurance that the Company will be able to obtain such financing or that it will be able to do so in a timely fashion.

ITEM 3

QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

In the normal course of its business, the Company is subject to a variety of risks, including market risk associated with interest rate movements.

The Company temporarily warehouses its new fixed-rate financing contracts through variable-rate revolving credit borrowings until permanent fixed-rate financing is obtained through its securitization facilities.  The Company is exposed to interest rate changes between the time a new financing contract is approved and the time the permanent, fixed-rate financing is completed, thereby locking in financing spreads.  To mitigate this exposure, the Company generally obtains such permanent financing within 60 days of the activation of a new financing contract.  The Company believes it will be able to continue to utilize this operating strategy. The Company further manages its exposure to interest rate risk by entering into interest rate swap contracts as a hedge against variable-rate interest incurred in the Bravo Facility as well as the Class A and Class B-1 notes issued under the ER 2000-1 term securitization. These swap agreements have the effect of converting the Company’s debt from its securitizations from a variable-rate to a fixed-rate. At September 30, 2002, the net marked-to-market value of interest rate swap contracts hedging on-balance sheet debt obligations was a liability of $11,980,000. Assuming a hypothetical 10% reduction in interest rates from current weighted-average swap rates at September 30, 2002, the marked-to-market valuation of these swap agreements would have been a liability of approximately $14,675,000.

The Company’s portfolio of financing contracts originated in its licensed professional financing segment are fixed-rate, non-cancelable, full payout leases and notes. Changes in current market interest rates result in unrealized gains or losses in the fair value of the Company’s fixed-rate assets and fixed-rate debt. In a rising interest rate environment, fixed-rate assets lose market value whereas fixed-rate liabilities gain market value. The opposite is true in a declining rate environment. The fair value of fixed-rate financial assets and liabilities can be determined by discounting associated cashflows at market rates currently available for instruments with similar risk characteristics and maturities. Sensitivity analysis can be applied to determine the positive or negative effect market risk exposures may have on the fair value of the Company’s financial assets and liabilities. The following table summarizes the carrying value and estimated fair value of the Company’s fixed-rate assets and liabilities at September 30, 2002. The table also demonstrates the degree of sensitivity to the fair value of the Company’s fixed-rate financial assets and liabilities assuming a hypothetical 10% adverse change from actual rates:

(in thousands)	Carrying Value	Fair Value	10% change
Fixed-rate leases and notes due in installments	$387,218	$391,269	$378,739
Fixed-rate debt	358,774	375,531	363,063

The Company’s variable-rate assets primarily consist of commercial and industrial asset-based revolving loans originated by ACFC. The carrying value of variable-rate assets and liabilities approximates current fair values. Sensitivity analysis can be used to determine the positive or negative effect on the Company’s interest income and expenses due to changes in market interest rates, as summarized as follows at September 30, 2002:

(in thousands)	Carrying Value	Fair Value	+/-10% change (Note A)
Variable-rate notes receivable	$32,087	$32,087	$ +/-325
Variable-rate debt	48,266	48,266	+/-254

Note A:  Annualized positive or negative change to interest income and interest expense assuming +/- 10% change from current weighted-average market rates.

ITEM 4

CONTROLS AND PROCEDURES

(a.) Disclosure controls and procedures:  Within 90 days before filing this report, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures.  Disclosure controls and procedures are the controls and other procedures designed to ensure that the Company record, process, summarize and report in a timely manner the information it must disclose in the reports filed with the SEC.  John Everets, Chairman and Chief Executive Officer, and Rene Lefebvre, Senior Executive Vice President and Chief Financial Officer, reviewed and participated in this evaluation.  Based on this review, Messrs. Everets and Lefebvre concluded that, as of the date of their evaluation, the Company’s disclosure controls were effective in timely alerting them to material information relating to the Company required to be included in this quarterly report on Form 10-Q.

(b.) Internal controls:  Since the date of the evaluation described above, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect those controls.

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

HPSC, INC.

PART II.  OTHER INFORMATION

Items 1 through 4 are omitted because they are inapplicable.

Item 5.  Other Information

The Company’s Chief Executive Officer and Chief Financial Officer have furnished to the SEC the certification with respect to this Form 10-Q that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6.  Exhibits and Reports on Form 8-K

a)     Exhibits

10.1                           Amendment No. 1 to Second Amended and Restated Lease Receivable Purchase Agreement

10.2                           John Everets Employment Agreement

10.3                           Raymond Doherty Employment Agreement

99.1                           Certification of Chief Executive Officer

99.2                           Certification of Chief Financial Officer

b)    Reports on Form 8-K:

There were no reports on Form 8-K during the three months ended September 30, 2002.

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
William S. Hoft
Vice President- Finance

Dated: November 14, 2002

CERTIFICATION

I, John W. Everets, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of HPSC, Inc.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002

/s/ John W. Everets
John W. Everets
Chief Executive Officer

CERTIFICATION

I, Rene Lefebvre, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of HPSC, Inc.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002

/s/ Rene Lefebvre
Rene Lefebvre
Chief Financial Officer