Form 10-Q
period 2003-03-31
HPSC INC
filed 2003-05-15
CIK 718909

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003 OR

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

YES  ☐     NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: COMMON STOCK, PAR VALUE $0.01 PER SHARE, SHARES OUTSTANDING AT MAY 8, 2003, 4,134,254.

HPSC, INC.

HPSC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share amounts)

	March 31, 2003	December 31, 2002
ASSETS
CASH AND CASH EQUIVALENTS	$71	$51
RESTRICTED CASH- SERVICING UNDER SECURITIZATION AGREEMENTS	37,340	29,633
RESTRICTED CASH- PREFUNDING	47,536	—
INVESTMENT IN LEASES AND NOTES:
Lease contracts and notes receivable due in installments	513,807	494,159
Notes receivable	23,692	21,052
Retained interest in leases and notes sold	47,480	46,299
Estimated residual value of equipment at end of lease term	25,739	25,573
Deferred origination costs	10,571	10,048
Less: Unearned income	(121,624)	(118,043)
Security deposits	(4,057)	(4,154)
Allowance for losses	(17,026)	(16,900)
Net investment in leases and notes	478,582	458,034

OTHER ASSETS	11,019	9,424
TOTAL ASSETS	$574,548	$497,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
REVOLVING CREDIT BORROWINGS	$32,062	$43,437
SENIOR NOTES, NET OF DISCOUNT	432,476	344,867
SENIOR SUBORDINATED NOTES	16,960	17,960
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	34,636	30,664
ACCRUED INTEREST	1,920	1,681
INTEREST RATE SWAP CONTRACTS	4,606	9,406
DEFERRED INCOME TAXES	10,254	9,286
TOTAL LIABILITIES	532,914	457,301

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
PREFERRED STOCK, $1.00 par value; authorized 5,000,000 shares; issued - None	—	—
COMMON STOCK, $0.01 par value; 15,000,000 shares authorized; issued and outstanding 4,820,205 shares in 2003 and 4,817,705 in 2002	48	48
Additional paid-in capital	15,276	15,232
Retained earnings	37,249	35,941
Less: Treasury Stock (at cost) 685,951 shares in 2003 and 2002	(4,863)	(4,863)
Accumulated other comprehensive loss, net of tax	(5,327)	(5,711)
Deferred compensation	(106)	(106)
Notes receivable from officers and employees	(643)	(700)
TOTAL STOCKHOLDERS’ EQUITY	41,634	39,841
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$574,548	$497,142

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HPSC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(in thousands, except per share and share amounts)

	THREE MONTHS ENDED
	March 31, 2003	March 31, 2002

REVENUES:
Earned income on leases and notes	$13,467	$12,213
Gain on sales of leases and notes	4,039	2,068
Provision for losses	(2,614)	(1,780)
Net Revenues	14,892	12,501

EXPENSES:
Selling, general and administrative	6,635	4,958
Loss from employee defalcation	—	291
Interest expense	6,125	5,982
Interest income	(58)	(114)
Net operating expenses	12,702	11,117

INCOME BEFORE INCOME TAXES	2,190	1,384

PROVISION FOR INCOME TAXES	882	560

NET INCOME	$1,308	$824

BASIC NET INCOME PER SHARE	$0.32	$0.21

SHARES USED TO COMPUTE BASIC NET INCOME PER SHARE	4,107,490	3,991,567

DILUTED NET INCOME PER SHARE	$0.30	$0.19

SHARES USED TO COMPUTE DILUTED NET INCOME PER SHARE	4,371,104	4,315,343

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HPSC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR EACH OF THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(in thousands)

	March 31, 2003	March 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,308	$824
Adjustments to reconcile net income to net cash provided by Operating activities:
Depreciation and amortization	2,085	1,816
Increase in deferred income taxes	720	353
Interest rate swap breakage costs	1,325	174
Restricted stock and option compensation	61	150
Gain on sales of lease contracts and notes receivable	(4,039)	(2,068)
Provision for losses on lease contracts and notes receivable	2,614	1,780
Increase in accrued interest	239	549
Decrease in accounts payable and accrued liabilities	(2,054)	(773)
Increase in accrued income taxes	131	6
Increase in operating related other assets	(669)	(744)
Cash provided by operating activities	1,721	2,067

CASH FLOWS FROM INVESTING ACTIVITIES:
Origination of lease contracts and notes receivable due in Installments	(82,104)	(67,740)
Portfolio receipts, net of amounts included in income	25,362	18,142
Proceeds from sales of lease contracts and notes receivable due in Installments	—	20,282
Net increase in notes receivable	(2,640)	(2,382)
Net decrease in security deposits	(97)	(424)
Net decrease in investing related other assets	321	603
Net decrease in loans to employees	57	40
Cash used in investing activities	(59,101)	(31,479)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of term securitization notes	(9,556)	(12,309)
Repayment of other senior notes	(282,068)	(7,676)
Repayment of senior subordinated notes	(1,000)	—
Proceeds from issuance of term securitization notes, net of debt issue Costs	321,220	—
Proceeds from issuance of other senior notes, net of debt issue costs	95,628	43,518
Net proceeds (repayments) from revolving credit borrowings	(11,375)	8,000
Interest rate swap breakage costs	(219)	(174)
Purchase of treasury stock	—	(40)
Increase in restricted cash	(55,243)	(896)
Exercise of employee stock options	13	79
Cash provided by financing activities	57,400	30,502

Net increase in cash and cash equivalents	20	1,090
Cash and cash equivalents at beginning of period	51	1,211
Cash and cash equivalents at end of period	$71	$2,301

Supplemental disclosures of cash flow information:
Interest paid	$4,557	$4,828
Income taxes paid	1	6

Non-cash transactions:
Asset sale transfers in satisfaction of senior notes	$39,668	$—

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HPSC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Basis of Presentation

The information presented for the interim periods is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of HPSC, Inc. (the “Company”), are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results to be expected for the full fiscal year. Certain 2002 amounts have been reclassified to conform with the 2003 presentation. These financial statements have been prepared in accordance with the instructions of Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. As a result, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s latest annual report on Form 10-K filed on March 31, 2003.

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

3.  Revolving Loan Facility

In May 2001, the Company renewed and amended its revolving credit facility with Fleet National Bank as Managing Agent (the “Fleet Revolver”) providing availability to the Company of up to $83,500,000 through May 2002.  In May 2002, the Fleet Revolver was again renewed, providing the Company with availability of up to $75,000,000 through August 2002. Borrowings under the Fleet Revolver were primarily utilized to warehouse temporarily new financing contracts until permanent fixed-rate financing became available to the Company as well as to finance a portion of the loans generated by its asset-based lending subsidiary, American Commercial Finance Corporation (“ACFC”).

In August 2002, Fleet National Bank assigned the Fleet Revolver to Foothill Capital Corporation, and the Company then amended and restated the agreement to provide Foothill Capital Corporation to become the agent bank for a reconstituted group of lenders (the “Foothill Revolver”).  The Foothill Revolver, as initially structured, provided a line of credit to HPSC (the “HPSC Foothill Revolver”) and a separate line of credit to ACFC (the “ACFC Foothill Revolver”).  Under the terms of the HPSC Foothill Revolver, the Company could borrow up to $50,000,000 at variable interest rates of prime plus .50% to 1.00% and at LIBOR plus 2.50% to 3.00%, depending upon the Company’s balance sheet leverage.  This line was temporarily increased to $60,000,000 for a three month period beginning November 2002 and then again for another three month period beginning in January 2003.  The HPSC Foothill Revolver expires on August 5, 2005. Under the ACFC Foothill Revolver, ACFC could borrow up to $20,000,000 at a variable interest rate of prime plus 1.00% for the first 180 days and prime plus 2.00% thereafter.  The ACFC Foothill Revolver expired in February 2003 and was repaid in full.  In January 2003, the HPSC Foothill Revolver was amended to temporarily permit the Company to borrow up to $750,000 in the HPSC Foothill Revolver to finance the operations of its ACFC subsidiary, through July 2003.  Amounts borrowed by HPSC on behalf of ACFC were repaid in full in April 2003. The Company currently does not anticipate the need to provide liquidity to ACFC to support its day-to-day operations.  The HPSC Foothill Revolver contains certain financial covenant requirements for HPSC including, among others, tangible net worth, leverage, profitability levels, and portfolio delinquencies.  For the quarter ended March 31, 2003, the Company has received a waiver from its lenders for the Company's non-compliance with the leverage requirement in the HPSC Foothill Revolver. This non-compliance resulted from the temporary additional $47 million in restricted cash and debt on the Company’s balance sheet at March 31, 2003 provided by the prefunding arrangement in the GF 2003-1 securitization. The prefunding period expires in June 2003 at which time the non-compliance condition will be cured.  At March 31, 2003, the Company had $32,062,000 outstanding under the HPSC Foothill Revolver.

In May 2003, the HPSC Foothill Revolver was amended to increase the availability to the Company from $50,000,000 to $75,000,000.  In addition, the level of spread to be paid by the Company above the prime and LIBOR rates was increased by 25 basis points.  The increased availability and pricing currently expires in August 2005 when the facility terminates.

4.  Bravo Facility

In March 2000, the Company, along with its wholly-owned, special purpose subsidiary, HPSC Bravo Funding LLC (“Bravo”) entered into an amended revolving credit facility (the “Bravo Facility”), structured and guaranteed by MBIA, Inc. (“MBIA”). The Bravo Facility provides the Company with available borrowings of up to $450,000,000 (the “MBIA portion of the Bravo Facility”). In August 2002, the Company executed an agreement with Triple-A One Funding Corporation and Capital Markets Assurance Corporation to amend the covenant requirements of the Bravo Facility to match substantially the covenant requirements of the HPSC Foothill Revolver.

Also in August 2002, the Company entered into a financing arrangement, as part of the Bravo Facility, with ING Capital LLC (“ING”), pursuant to which ING agreed to provide the Company with additional liquidity of up to 3.75% of financing contracts held in the MBIA portion of the Bravo Facility, up to a maximum amount of $20,000,000 (the “ING portion of the Bravo Facility”). Interest on borrowings under the ING portion of the Bravo Facility is based on one-month LIBOR rates plus 3%.  Amounts due ING, which are subordinate to amounts due to the other lenders in the Bravo Facility, are subject to delinquency and default covenant requirements more restrictive than those contained in the MBIA portion of the Bravo Facility.  Proceeds from financings with ING were used to retire amounts outstanding under the Company’s Fleet Revolver and Foothill Revolver. At March 31, 2003, the ING portion of the Bravo Facility consisted of outstanding on-balance sheet debt of $10,079,000.

In January 2003, the MBIA portion of the Bravo Facility was further amended to temporarily increase availability to the Company from $450,000,000 to $525,000,000.  This increased availability expired on March 31, 2003 upon the completion by the Company of a term securitization transaction (see Note 6). In addition, the amendment provides that the Company’s continued use of the Bravo Facility is contingent upon the Company’s entering into an additional securitization conduit facility, by June 23, 2003, with a third party (similar in nature to the Bravo Facility) having availability of at least $150,000,000.

At March 31, 2003, the MBIA portion of the Bravo Facility consisted of total outstanding on-balance sheet debt of $41,648,000 and total off-balance sheet amounts outstanding of $200,251,000 related to sold financing contracts. Bravo incurs interest at variable-rates determined by the commercial paper market and enters into interest rate swap agreements to convert such variable rates into fixed-rate funding. In connection with these loans and sales, Bravo had interest rate swap contracts outstanding at March 31, 2003 with a total notional value of $222,777,000.

For the quarter ended March 31, 2003, the Company has also received a waiver for the Company’s non-compliance with the leverage requirement in the MBIA portion of the Bravo Facility.  This non-compliance resulted from the temporary additional $47 million in restricted cash and debt on the Company’s balance sheet at March 31, 2003 provided by the prefunding arrangement in the GF 2003-1 securitization.  The prefunding period expires in June 2003 at which time the non-compliance condition will be cured.

5.  Equipment Receivables 2000-1

In December 2000, the Company completed a $527,106,000 private placement term securitization (“ER 2000-1”).  ER 2000-1 entered into interest rate swap contracts as a hedge against interest rate risk related to its variable-rate ER 2000-1 Class A and Class B-1 notes. At March 31, 2003, there was a total of $110,418,000 ER 2000-1 notes outstanding related to off-balance sheet financing contracts sold by Equipment Receivables 2000-1 LLC I (“ER 2000-1 LLC I”). In connection with the amounts financed by ER 2000-1 LLC I through the issuance of its Class A and Class B-1 variable-rate notes, the Company had interest rate swap contracts assigned to third parties with a total notional value of $98,712,000. At March 31, 2003, the Company had a total of $91,138,000 of ER 2000-1 notes outstanding on balance sheet, net of unamortized original issue discount, related to contracts pledged by Equipment Receivables 2000-1 LLC II (“ER 2000-1 LLC II”). In connection with the amounts financed by ER 2000-1 LLC II through the issuance of its Class A and Class B-1 variable-rate notes, the Company had interest rate swap contracts outstanding with a total notional value of $81,485,000.

6.  Gloucester Funding 2003-1

On March 31, 2003, the Company completed a $323,190,000 private placement term securitization (“GF 2003-1”). HPSC, along with its special-purpose subsidiary, HPSC Bravo Funding LLC, transferred certain leases and notes to two newly formed special-purpose entities, HPSC Gloucester Funding 2003-1 LLC I (“GF 2003-1 LLC I”) and HPSC Gloucester Funding 2003-1 LLC II (“GF 2003-1 LLC II”). These entities issued notes (the “GF 2003-1 notes”) to finance the purchase of, and loan against the collateral consisting of the leases and notes transferred from HPSC and Bravo.  GF 2003-1 LLC I was formed to meet the criteria of a qualifying unconsolidated special-purpose entity within the meaning of SFAS No. 140, while GF 2003-1 LLC II was formed to be a consolidated special-purpose entity.

Proceeds from the issuance of the notes were used to retire senior notes outstanding on balance sheet in both the MBIA and the ING portions of the Bravo Facility. The securitization also provided for $47,536,000 of the initial proceeds to be prefunded into a restricted cash account, to be utilized by GF 2003-1 LLC I and/or GF 2003-1 LLC II for the sole purpose of acquiring additional financing contracts from the Company. The prefunding period expires in June 2003 at which time any amounts then remaining unused for the purpose of acquiring subsequent contracts will be treated as a prepayment of principal on the GF 2003-1 notes.  The GF 2003-1 securitization agreements also provided for $2,569,000 of the initial proceeds to be placed in a restricted cash account to service the initial interest payment requirements to the noteholders and the interest requirements on the prefunded borrowings during the prefunding period.

The Company is the servicer of the GF 2003-1 portfolio, subject to continuing to meet certain covenant requirements.  Monthly payments of principal and interest on the GF 2003-1 notes are made from regularly scheduled collections generated from the underlying leases and notes.  Under certain circumstances, the Company, as servicer, may be obligated to advance its own funds for amounts due on the leases and notes if an obligor fails to remit a payment when due.  Such advances are reimbursed to the servicer from available funds upon subsequent collection from the obligor.

The Company has provided additional credit enhancement to the GF 2003-1 noteholders through the creation of a cash reserve account and a residual payment account.  Initial proceeds of $2,945,000 were placed in the cash reserve account on the date of the closing.  Pursuant to the terms of the GF 2003-1 securitization agreements, certain excess cash collections generated by the portfolio are to be deposited into a cash reserve account as well as to a residual payment account, up to agreed upon limits.  These interest bearing restricted cash accounts are available to fund, to the extent necessary, any deficiencies in the monthly amounts to be paid with respect to the GF 2003-1 notes. Under specific circumstances, the Company may also substitute new leases and notes for leases and notes previously contributed to the securitization, up to certain defined limits.

In the case of financing contracts sold to GF 2003-1 LLC I, the financing contracts and associated debt are removed from the Company’s Consolidated Balance Sheet. Risk of loss to the Company is limited to the extent of the Company’s retained interest and residual values in the financing contracts sold. At March 31, 2003, the total outstanding balance of these sold, off-balance sheet financing contracts was $39,668,000. Financing contracts transferred to GF 2003-1 LLC II were pledged as collateral for the GF 2003-1 Notes, with the financing contracts and associated indebtedness included in the Company’s Consolidated Balance Sheet. At March 31, 2003 this outstanding indebtedness totaled $283,522,000 with a weighted-average interest rate of 3.80%.

GF 2003-1 LLC I and GF 2003-1 LLC II issued seven classes of equipment contract backed notes. To provide additional credit enhancement, the classes of notes are structured to be payable in senior/subordinated order of priority. Details of the GF 2003-1 notes, ranked in senior/subordinated priority, are as follows at March 31, 2003:

($ in thousands)

Class	Original Principal Balance (Note 1)	Remaining Principal Balance (Note 1)	Coupon Rate, per annum	Rating
Class A-1	$123,310	$123,310	1 Month USD LIBOR +0.75%	Aaa/AAA
Class A-2	152,000	152,000	3.43%	Aaa/AAA
Class B	16,245	16,245	3.55%	Aa3/AA
Class C	12,825	12,825	4.39%	A3/A
Class D	6,840	6,840	5.56%	Baa3/BBB
Class E	9,405	9,405	10.16%	Ba3/BB
Class F	2,565	2,565	13.95%	B2/B
Total	$323,190	$323,190

Note 1:  Principal balances include outstanding obligations which reflect both off-balance sheet sales of financing contracts (GF 2003-1 LLC I) as well ason-balance sheet debt obligations (GF 2003-1 LLC II).

7.  Segment Information

A summary of information about the Company’s operations by segment for the three months ended March 31, 2003 and 2002 are as follows:

(in thousands)	Licensed Professional Financing	Commercial and Industrial Financing	Total
For the three months ended March 31, 2003
Earned income on leases and notes	$13,168	$299	$13,467
Gain on sales of leases and notes	4,039	—	4,039
Provision for losses	(2,539)	(75)	(2,614)
Selling, general and administrative expenses	(6,436)	(199)	(6,635)
Net profit contribution	8,232	25	8,257

Total assets	560,887	13,661	574,548

For the three months ended March 31, 2002
Earned income on leases and notes	$11,470	$743	$12,213
Gain on sales of leases and notes	2,068	—	2,068
Provision for losses	(1,780)	—	(1,780)
Loss from employee defalcation	—	(291)	(291)
Selling, general and administrative expenses	(4,632)	(326)	(4,958)
Net profit contribution	7,126	126	7,252

Total assets	436,160	30,097	466,257

The following reconciles net segment profit contribution as reported above to total consolidated income before income taxes:

For the three months ended March 31, (in thousands)	2003	2002

Net segment profit contribution	$8,257	$7,252
Interest expense	(6,125)	(5,982)
Interest income on cash balances	58	114
Income before income taxes	$2,190	$1,384

Other Segment Information - The Company derives substantially all of its revenues from domestic customers.  As of March 31, 2003, no single customer within the licensed professional financing segment accounted for greater than 1% of the total owned and serviced portfolio of that segment.  Within the commercial and industrial financing segment, no single customer accounted for greater than 19% of the total portfolio of that segment.  The licensed professional financing segment relies on certain vendors to provide referrals to the Company.  For the three months ended March 31, 2003, no one vendor accounted for greater than 6% of the Company’s licensed professional financing originations.

8.  Derivative Instruments

At March 31, 2003, the Company had interest rate swap contracts outstanding hedging variable-rate exposures to on-balance sheet debt obligations and also had interest rate swap contracts assigned to non-consolidated entities for the purpose of hedging variable-rate exposures for sold, off-balance sheet financing contracts. On March 31, 2003 the Company discontinued hedge accounting and subsequently terminated several interest rate swap contracts hedging anticipated future interest payments related to borrowings under its Bravo Facility and recorded $5,274,000 in Accumulated Other Comprehensive Loss before taxes.

Upon the transfer of certain leases and notes from the Bravo Facility to GF 2003-1 and repayment of the related on-balance sheet debt in the Bravo Facility, certain forecasted transactions in the Bravo Facility became unlikely to occur. Accordingly, the Company reclassified a pre-tax derivative loss of $1,106,000 which is the level yield adjustment associated with the original forecasted borrowings that the Company determined to become unlikely to occur. The remaining $4,168,000 recorded to accumulated other comprehensive loss before tax represents the accumulated other comprehensive loss associated with prior hedging of future borrowings that the Company continues to anticipate. Such amounts will be recognized as yield adjustments to those borrowings as they occur.

The net fair value of all remaining swap contracts hedging on-balance sheet debt obligations, which is recorded on the Company’s balance sheet at March 31, 2003, was a liability of $4,606,000. The net fair value of the remaining swap contracts hedging off-balance sheet amounts, which is not recorded on the Company’s consolidated balance sheet, was a liability of $15,376,000 at March 31, 2003.

Comprehensive income consists of unrealized gains and losses resulting from changes in the fair market value of cash flow hedges.  Details of the Company’s comprehensive income (loss) for the three months ended March 31, 2003 and 2002 are as follows:

For the three months ended March 31, (in thousands)	2003	2002

Net income	$1,308	$824
Unrealized gains (losses) on interest rate swap contracts, net of taxes	(420)	1,714
Amounts reclassed to net income related to GF 2003-1 transaction, net of taxes	671	—
Realized swap breakage costs included in net income, net of taxes	133	106

Comprehensive income (loss)	$1,692	$2,644

During the three months ended March 31, 2003 and 2002, the Company’s interest rate swaps effectively offset changes in the hedged portion of the cash flows of the Company’s variable-rate debt obligations. The swap breakage costs included in net income in the above table relate to the after-tax ineffectiveness of swaps during the current period. The total pretax cost to terminate the swap contracts for the three months ended March 31, 2003 and 2002 was $1,325,000 and $174,000, respectively, and is reflected as a component of selling, general and administrative expenses. The current year swap breakage fees includes $1,106,000 related to prior hedging of anticipated future borrowings that became probable of not occurring upon the transfer of certain leases and notes from the Bravo Facility to GF 2003-1 on March 31, 2003.

9.  Asset Sales

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

The following is a summary of certain cash flow activity received from and (paid to) securitization facilities for each of the three months ended March 31, 2003 and 2002:

(in thousands)	2003	2002
Cash proceeds from new securitizations	$—	$20,282
Cash collections from obligors, remitted to transferees	(35,091)	(28,476)
Servicing fees received	493	407
Transferor retained interest cash flows received	3,529	—
Net servicing advances	(740)	(2,419)

The Company periodically transfers and sells to the sales portion of the facility pools of its financing contracts which were previously pledged as collateral for loans in the loan portion of the facility.  In these instances, the related debt is satisfied upon the transfer and sale of the financing contracts to the facility.  The total amount of asset sale transfers in satisfaction of senior notes was $39,668,000 for the three months ended March 31, 2003 as compared to none for the same period in 2002.

The following is a summary of the performance of the Company’s total owned and managed financing contracts:

	Total Net Investment		Net Investment over 90 Days Past Due		Net Credit Losses
	At March 31,				For the Three Months Ended March 31,
(in thousands)	2003	2002	2003	2002	2003	2002
Licensed professional financing	$768,440	$639,254	$24,564	$22,055	$2,489	$1,749
Commercial and industrial financing.	13,635	28,993	—	—	—	—
Total owned and managed	782,075	668,247	$24,564	$22,055	$2,489	$1,749

Less: Securitized licensed professional financing assets	303,493	244,217
Total owned	$478,582	$424,030

10.  Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. The Company applies the intrinsic value method under APB No. 25 to measure compensation expense related to grants of stock options.  No stock-based compensation costs related to stock options are reflected in net income.  If the Company had used the fair-value method to measure compensation under the accounting provisions of SFAS No. 123, reported net income and basic and diluted net income per share for the three months ended March 31, 2003 and 2002 would have been as follows:

	Three months ended
(in thousands, except per share amounts)	2003	2002

Net income, as reported	$1,308	$824
Less: Total stock-based compensation expense determined under fair Value method for all stock options granted, net of tax	(256)	(241)
Pro forma net income	$1,052	$583

Basic net income per share, as reported	$0.32	$0.21
Basic net income per share, pro forma	$0.26	$0.15

Diluted net income per share, as reported	$0.30	$0.19
Diluted net income per share, pro forma	$0.24	$0.14

The pro forma presentation only includes the effects of grants made subsequent to January 1, 1995.  The pro forma amounts may not be indicative of the future benefit, if any, to be received by the option holder.

11.  Guarantees

At March 31, 2003, the Company’s asset-based lending subsidiary, ACFC, had a trade guarantee outstanding for the benefit of one of its manufacturing customers for the purchase of raw materials from its vendor. The trade guarantee was for purchases totaling $383,000 and is reflected in Notes Receivable as well as Accounts Payable and Accrued Liabilities on the Company’s Consolidated Balance Sheet at March 31, 2003.

12.  Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities”.  This interpretation of Accounting Research Bulletin No. 51 “Consolidated Financial Statements”, addresses consolidation by business enterprises of variable interest entities (“VIE”), also commonly referred to as special purpose entities (“SPE”).  The interpretation requires consolidation of a VIE with an entity based on certain economic factors such as the extent of obligations of an entity to absorb the expected losses or the rights of an entity to receive expected residual returns from a VIE.  Previous accounting interpretations required consolidation of a VIE based on control of the VIE through voting interests.  In the normal course of financing its business activities, the Company utilizes both on-balance sheet consolidated SPEs as well as off-balance sheet SPE’s which qualify for non-consolidation pursuant to SFAS No. 140.  The provisions of Interpretation No. 46 have not had an impact the Company due to a specific exemption within the Interpretation for transferors of financial assets to a qualified SPE, as such term is defined in SFAS No. 140.

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

Allowance for Losses-  The allowance for losses is established through a charge to the provision for losses. Provisions are made to reserve for estimated future losses arising from the Company’s portfolio of lease and notes. Each reporting period, the Company evaluates the adequacy of the allowance for losses and records an adjustment to the provision for losses to restore the allowance to designated levels. To evaluate the adequacy of the allowance for losses, the Company utilizes certain estimates and assumptions. Management bases these estimates and assumptions on historical experience and on various other factors that they believe to be reasonable under the circumstances.  Each delinquent customer account is carefully evaluated based on specific criteria, such as delinquency status, value of equipment or other collateral, credit bureau scores, financial condition of any guarantors, and recent payment performance of the obligor. In addition, the Company may factor in other considerations such as historical charge-off rates, delinquency trends and general economic conditions. Applying different estimates or assumptions could potentially produce materially different results from those reported by the Company.

Sales of Financing Contracts- The Company periodically sells leases and notes in its securitization facilities and to various banks. Gains on sales of leases and notes are recognized in the consolidated statements of operations when the Company relinquishes control of the transferred financing contracts in accordance with SFAS No. 140. The Company typically provides credit enhancement through the establishment of a retained interest in the financing contracts sold. Recorded gains or losses upon the sale of financing contracts depend, in part, on the fair value of the retained interest. The Company must also continually evaluate its retained interest in financing contracts sold for impairment to its fair value. These routine fair value calculations require management to utilize certain estimates and assumptions regarding anticipated performance of the financing contracts sold, such as credit risk, prepayments, and discount rates. Management bases its estimates and assumptions on historical portfolio performance. There is no guarantee that historical financing contract portfolio performance will be indicative of future performance.

Revenue Recognition- The Company finances equipment only after a customer’s credit has been approved and a lease or financing agreement for the transaction has been executed. When a transaction is initially activated, the Company records the minimum payments and the estimated residual value of the equipment, if any, associated with the transaction. An amount equal to the sum of the payments due plus the residual value less the cost of the transaction is recorded as unearned income. The Company also capitalizes initial direct costs that relate to the origination of leases and notes. These initial direct costs comprise certain specific activities related to processing requests for financing, such as the costs to underwrite the transaction, to prepare and execute the documentation, filing fees, and commission payments. Unearned income and deferred origination costs are amortized over the life of the receivable using the effective interest method.  Recognition of revenue and deferred origination costs are suspended when a transaction enters the legal collection phase. The Company also recognizes revenues from fees from various portfolio service charges, gains and losses on prepayments, and miscellaneous assessments. Notes receivable are reported at their outstanding principal balances. Interest income on notes receivable and miscellaneous fees and assessments are recognized on an accrual basis.

Derivative Instruments-  In the normal course of its business, the Company is subject to a variety of risks, including market risk associated with interest rate movements.  The Company is exposed to such interest rate risk from the time elapsed between the approval of a transaction with a customer and when permanent fixed rate financing is secured. The Company manages its exposure to interest rate risk by entering into interest rate swap agreements under its securitization transactions.  These amortizing swap agreements have the effect of converting the Company’s debt in securitizations from a variable rate to a fixed rate, thereby locking in financing spreads on its fixed rate lease and loan portfolio. All derivative instruments currently held by the Company are designated as hedges of interest risks pursuant to SFAS No. 133. Pursuant to the hedge accounting requirements of SFAS No. 133, the fair value of the swaps hedging on-balance sheet debt obligations is recorded as an asset or a liability on the balance sheet, with an offsetting unrealized gain or loss recorded to Accumulated Other Comprehensive Income (Loss), net of tax, in stockholders equity. In addition, the Company has assigned portions of interest rate swap contracts to third parties in connection with sales of leases and notes. The net fair value of the swap contracts hedging off-balance sheet transactions is not recorded on the Company’s balance sheet. The Company may be subject to realized gains or losses if any of these amortizing interest rate swap contracts are terminated prematurely or if future anticipated interest payments become probable of not occurring.

Results of Operations

The Company’s owned net investment in leases and notes increased by 4% to $478,582,000 at March 31, 2003 from $458,034,000 at December 31, 2002. The total managed portfolio of financing contracts, which includes both leases and notes owned by the Company as well as those sold to others and serviced by the Company, increased to $782,075,000 at March 31, 2003 from $755,665,000 at December 31, 2002, an increase of 3%.

Earned income from leases and notes for the three months ended March 31, 2003 was $13,467,000 compared to $12,213,000 for the same period in 2002.  The increase for the three month periods was due, in part, to an increase in the Company’s financing contract originations in 2003, offset by lower weighted-average implicit interest rates on the owned portfolio. Financing contract originations for the three months ended March 31, 2003 increased 23% to $77,967,000 compared to $63,452,000 for the same period in 2002. As of March 31, 2003 and 2002, the weighted-average implicit interest rates on the Company’s owned licensed professional financing portfolio were 11.1% and 11.6%, respectively. Earned income, which is net of amortization of initial direct costs, is recognized over the life of the leases and notes using the effective-interest method.

Pre-tax gains from sales of leases and notes were $4,039,000 for the three months ended March 31, 2003 compared to $2,068,000 for the same period in 2002, an increase of 95%. The increase of $1,971,000 was due to higher levels of leases and loan contracts sold during the period, which contributed $1,752,000 to the increase and improved market pricing for securitizations, which contributed $219,000 to the increase. For the three months ended March 31, 2003, the Company sold a portion of its beneficial interest in leases and notes totaling $36,864,000 compared to $19,955,000 for the same period in 2002.

Interest expense, net of interest income on cash balances, was $6,067,000 (45.1% of earned income) for the three months ended March 31, 2003, a 3% increase from $5,868,000 (48.0% of earned income) for the same period in 2002.  The increase was due to higher debt balances in the current year offset by lower weighted average cost of funds. Based on average outstanding borrowings, the Company’s cost of funds, including its Senior Subordinated Notes, was 5.4% and 6.1% at March 31, 2003 and 2002, respectively.

Net financing margin (earned income less net interest expense) for the three months ended March 31, 2003 was $7,400,000 (54.9% of earned income) as compared to $6,345,000 (52.0% of earned income) for the first quarter of 2002, a 17% increase.  The increase in amount and percentage was largely due to improved spreads on a higher percentage of the Company’s financing portfolio.

The provision for losses for the first quarter of 2003 was $2,614,000 compared to $1,780,000 for the same period in 2002, a 47% increase. The increase for the period resulted from higher levels of charge-offs and delinquencies in the current period, in part from higher levels of new financings in 2003. After reviewing these trends as well as the potential impact of general economic conditions, the Company increased the amount of its provision for losses to levels comparable to the fourth quarter of 2002. At March 31, 2003, the Company’s allowance for losses was $17,026,000 compared to $16,900,000 at December 31, 2002.

Selling, general and administrative expenses for the quarter ended March 31, 2003 increased 34% to $6,635,000 compared to $4,958,000 for the same quarter in the prior year.  The increase was partially due to higher advertising and marketing expenses, increased bank service charges and liquidity fees, and higher payroll and related expenses. In addition, swap breakage costs were higher in 2003 due to the discontinuance of hedge accounting treatment on several interest rate swap contracts when the Company transferred certain leases and notes from the Bravo Facility to GF 2003-1 LLC II upon the completion of the GF 2003-1 securitization on March 31, 2003. The Company expensed $1,106,000, before tax, from accumulated other comprehensive loss related to prior hedging. An additional $4,168,000 of accumulated other comprehensive loss, before tax, related to prior hedging will be recognized as yield adjustments to future borrowings that continue to be anticipated. The increased selling, general and administrative items mentioned above were partially offset by lower legal related fees and collection related expenses in 2003 than 2002.

For the first quarter of last year, the Company had recorded a loss from an employee defalcation of $291,000 as compared to none in the current year.

The Company’s effective income tax rate for the three months ended March 31, 2003 and 2002 was approximately 40%. Net income for the three months ended March 31, 2003 was $1,308,000 ($0.30 diluted net income per share) compared to $824,000 ($0.19 diluted net income per share) for the same period in 2002. The increase in net income in 2003 compared to 2002 was due to an increase in earned income on leases and notes and an increase in gains on sales of leases and notes. These were offset by a higher provision for losses, higher selling, general and administrative expenses, and higher interest expense.

Liquidity and Capital Resources

Cash and Cash Flow Activities

At March 31, 2003, the Company had a total of $84,947,000 in cash, cash equivalents and restricted cash as compared to $29,684,000 at December 31, 2002. A significant portion of this cash was restricted pursuant to various securitization agreements. Components of restricted cash at March 31, 2003 and December 31, 2002 are detailed as follows:

(in thousands)	March 31, 2003	December 31, 2002

Cash collections- Bravo	$14,176	$11,504
Cash escrow- Bravo swap agreements	264	264
Cash collections- ER 2000-1 LLC I	2,644	4,351
Cash collections- ER 2000-1 LLC II	5,492	4,322
Cash escrow- ER 2000-1 swap agreement	1,000	1,000
Cash reserves- ER 2000-1	7,284	7,349
Prefunding Cash- GF 2003-1	47,536	——
Capitalized Interest- GF 2003-1	2,569	——
Cash escrow- GF 2003-1 swap agreement	308	——
Back-up servicer transition reserve- GF 2003-1	100	——
Cash reserves- GF 2003-1	2,945	——
Cash collections- Foothill	518	435
Cash due purchaser of asset-based loans from ACFC	40	408
Total	$84,876	$29,633

The following is a description of the significant activities affecting the Company’s cash and cash equivalents for the three months ended March 31, 2003 and 2002.

Cash provided by operating activities for the three months ended March 31, 2003 was $1,721,000 compared to $2,067,000 for the same period in the prior year. The significant changes in cash provided by operating activities were net income of $1,308,000 in 2003 compared to $824,000 in 2002, adjusted for an increase in non-cash gains on sales of leases and notes of $4,039,000 in 2003 compared to $2,068,000 in 2002, increased provision for losses on leases and notes receivable of $2,614,000 in 2003 compared to $1,780,000 in the same period in the prior year, and an increase in interest rate swap breakage costs of $1,325,000 in the first quarter of 2003 compared to $174,000 in 2002.

Cash used in investing activities was $59,101,000 for the three months ended March 31, 2003 compared to $31,479,000 for the three months ended March 31, 2002. The significant components of cash used in investing activities for the three months ended March 31, 2003 compared to March 31, 2002 included cash used to originate new leases and notes receivables of $82,104,000 in 2003 compared to $67,740,000 in 2002, and a net increase in notes receivable of $2,640,000 in 2003 compared to $2,382,000 in the prior year.  These were offset by portfolio receipts of $25,362,000 in 2003 compared to $18,142,000 the prior year.  In addition, proceeds from sales of leases and notes receivable were $20,282,000 for the first quarter of last year in comparison to none in the current year.

Cash provided by financing activities was $57,400,000 for the three months ended March 31, 2003 compared to $30,502,000 for the same period in 2002. The major components of cash provided by financing activities include proceeds from the sale of the GF 2003-1 term securitization notes, net of debt issue costs, of $321,220,000 compared to none in the prior year, and proceeds from the issuance of Bravo Facility senior notes of $95,628,000 in 2003 as compared to $43,518,000 in the prior year. These were offset by higher senior note repayments of $282,068,000 for the three months ended March 31, 2003 compared to $7,676,000 for the same period in 2002, largely due to the transfer of certain financing contracts to GF 2003-1, and repayments of term securitization notes of $9,556,000 in the current year compared to $12,309,000 in the prior year. Senior subordinated note repayments were $1,000,000 in the first quarter of 2003 compared to none in the prior year, and repayments of revolving credit borrowings were $11,375,000 in 2003 compared to net proceeds of $8,000,000 in the prior year.  In addition, restricted cash increased $55,243,000 during the three months ended March 31, 2003 compared to $896,000 for the same period in 2002. The increase was principally due to $47,536,000 in prefunded restricted cash and $2,945,000 in cash reserves provided to the Company through the issuance of the GF 2003-1 term securitization in March 2003.

Revolving Loan Agreements

In May 2001, the Company renewed and amended its revolving credit facility with Fleet National Bank, as Agent (the “Fleet Revolver”) providing availability to the Company of up to $83,500,000 through May 2002.  In May 2002, the Fleet Revolver was again renewed, providing the Company with availability of up to $75,000,000 through August 2002. The Company utilized borrowings under its Fleet Revolver primarily to warehouse temporarily new financing contracts until permanent fixed-rate financing became available as well as to finance a portion of the loans generated by its ACFC subsidiary. Under the Fleet Revolver, a base portion of the outstanding borrowings were at variable interest rates of 75 to 125 basis points above the prime lending rate, while the remaining borrowings were at 225 to 275 basis points above LIBOR rates. The level of spread paid above the base rate and LIBOR rates was dependent upon the Company’s balance sheet leverage as well as compliance with certain performance covenants.

In August 2002, Fleet National Bank assigned the Fleet Revolver to Foothill Capital Corporation, and the Company then amended and restated the agreement to provide Foothill Capital Corporation to become the agent bank for a reconstituted group of lenders (the “Foothill Revolver”).  The Foothill Revolver, as initially structured, provided a line of credit to HPSC (the “HPSC Foothill Revolver”) and a separate line of credit to ACFC (the “ACFC Foothill Revolver”).  Under the terms of the HPSC Foothill Revolver, the Company could borrow up to $50,000,000 at variable interest rates of prime plus .50% to 1.00% and at LIBOR plus 2.50% to 3.00%, depending upon the Company’s balance sheet leverage.  This line was temporarily increased to $60,000,000 for a three month period beginning November 2002 and then again for another three month period beginning in January 2003.  The HPSC Foothill Revolver expires on August 5, 2005. Under the ACFC Foothill Revolver, ACFC could borrow up to $20,000,000 at a variable interest rate of prime plus 1.00% for the first 180 days and prime plus 2.00% thereafter.  The ACFC Foothill Revolver expired February 2003 and was repaid in full.  In January 2003, the HPSC Foothill Revolver was amended to temporarily permit the Company to borrow up to $750,000 in the HPSC Foothill Revolver to finance the operations of its ACFC subsidiary, through July 2003. Amounts borrowed by HPSC on behalf of ACFC were repaid in full in April 2003. The Company currently does not anticipate the need to provide liquidity to ACFC to support its day-to-day operations.  The HPSC Foothill Revolver is subject to certain financial covenant requirements including, among others, tangible net worth, leverage, profitability levels, and portfolio delinquencies. For the quarter ended March 31, 2003, the Company has received a waiver from its lenders for the Company’s non-compliance with the leverage requirement in the HPSC Foothill Revolver. This non-compliance resulted from the temporary additional $47 million in restricted cash and debt on the Company’s balance sheet at March 31, 2003 provided by the prefunding arrangement in the GF 2003-1 securitization.  The prefunding period expires in June 2003 at which time the non-compliance condition will be cured. At March 31, 2003, the Company had $32,062,000 outstanding under the HPSC Foothill Revolver.

In May 2003, the HPSC Foothill Revolver was amended to increase the availability to the Company from $50,000,000 to $75,000,000. In addition, the level of spread to be paid by the Company above the prime and LIBOR rates was increased by 25 basis points. The increased availability and pricing currently expires in August 2005 when the facility terminates.

Bravo Facility

In March 2000, the Company, along with its wholly-owned, special-purpose subsidiary, HPSC Bravo Funding, LLC (“Bravo”), signed an amended revolving credit facility (the “Bravo Facility”) structured and guaranteed by MBIA, Inc. (“MBIA”).  In January 2003, the MBIA portion of the Bravo Facility was amended to increase availability to the Company temporarily from $450,000,000 to $525,000,000. The increased availability expired March 31, 2003 upon the completion by the Company of the GF 2003-1 term securitization transaction. In addition, the amendment provides that the Company’s continued use of the Bravo Facility is contingent upon the Company’s obtaining an additional securitization conduit facility with a third party (similar in nature to the Bravo Facility).  The amendment requires that the new conduit facility, which must be arranged by June 23, 2003, provide the Company with availability of at least $150,000,000.

Under the terms of the Bravo Facility, the Company contributes certain of its financing contracts to Bravo, which in turn, either pledges or sells its interests in these contracts to a commercial paper conduit entity. Credit enhancement is provided to the noteholders through financial guarantees provided by MBIA of the payment of principal and interest on the notes.  The Company’s current financing strategy is to transfer eligible financing contracts to Bravo on a monthly basis, thereby minimizing its exposure to fluctuating interest rates in the Foothill Revolver.  Financing contracts pledged by Bravo to the conduit entity, along with the associated debt, are included on the Company’s Consolidated Balance Sheet.  In the case of financing contracts sold by Bravo to the conduit entity, the assets and associated debt are removed from the Company’s Consolidated Balance Sheet. Additional credit enhancement is provided to investors through the subordination of the Company’s retained interest in the financing contracts sold. Risk of loss to the Company is limited to the extent of the Company’s retained interest and residual values of equipment covered by the financing contracts sold. Bravo incurs interest at variable interest rates determined by the commercial paper market and enters into interest rate swap contracts to assure fixed-rate funding.  Monthly settlements of principal and interest payments on the notes issued by the commercial paper conduit are made from collections on the Bravo financing contract portfolio. The Company is the servicer of the Bravo portfolio, subject to its’ meeting certain performance covenants.

In August 2002, the Company executed an agreement with Triple-A One Funding Corporation and Capital Markets Assurance Corporation to amend the covenant requirements of the Bravo Facility to match substantially the covenant requirements of the HPSC Foothill Revolver. The agreement was effective with the quarter ended June 30, 2002.  For each quarter prior to that date, a waiver had been obtained for the Company’s non-compliance with these covenant requirements.  This non-compliance resulted primarily from costs incurred by the Company in connection with completing the ER 2000-1 asset securitization in December 2000 and the impact of the Company’s adoption of Statement of Financial Accounting Standard (“SFAS”) No. 133. For the quarter ended March 31, 2003, the Company has also received a waiver for non-compliance with the leverage requirement in the MBIA portion of the Bravo Facility. This non-compliance resulted from the temporary additional $47 million in restricted cash and debt on the Company’s balance sheet at March 31, 2003 provided by the prefunding arrangement in the GF 2003-1 securitization. The prefunding period expires in June 2003 at which time the non-compliance condition will be cured.

In August 2002, the Company also entered into a financing arrangement, as part of the Bravo Facility, with ING Capital LLC (“ING”).  Under the terms of this arrangement, ING is to provide the Company with additional liquidity of up to 3.75% of Eligible Receivables in the MBIA portion of the Bravo Facility for assets previously pledged or sold to Bravo, up to a maximum amount of $20,000,000 (the “ING portion of the Bravo Facility”). Interest on ING borrowings is based on one-month LIBOR rates plus 3%.  Amounts due ING, which are subordinate to amounts due to other providers of credit under the Bravo Facility, are subject to delinquency and default covenant requirements that are more restrictive than those contained in the MBIA portion of the Bravo Facility. The proceeds from financings with ING were used to retire amounts outstanding under both the Fleet Revolver and HPSC Foothill Revolver.

Upon the completion of a term securitization on March 31, 2003 (see GF 2003-1), the Company repaid $260,034,000 of principal outstanding in the MBIA portion of the Bravo Facility and $8,640,000 of principal outstanding in the ING portion of the Bravo Facility.  At March 31, 2003, the MBIA portion of the Bravo Facility consisted of on-balance sheet debt of $41,648,000 and, in connection therewith, the Company had interest rate swap contracts outstanding with a total notional value of $29,745,000. The total off-balance sheet amounts outstanding in the MBIA portion of the Bravo Facility was $200,251,000 at March 31, 2003 and, in connection therewith, the Company had outstanding interest rate swap contracts assigned to third parties with a notional value of $193,032,000. At March 31, 2003, the Company had total outstanding on-balance sheet debt of $10,079,000 under the ING portion of the Bravo Facility.

Both the MBIA and the ING portions of the Bravo Facility expire in June 2003.  The Company expects that it will be able to renew the MBIA portion of Bravo Facility. It is possible, however, that the banks providing liquidity will not extend their commitment.  If these commitments are not renewed, the Bravo Facility will be limited to the then existing outstandings and will not be available to the Company for future financings. If the liquidity banks terminate or reduce their commitment, the Company will seek to replace the terminated or reduced amount, but there can be no assurance that the Company will be able to do so.  If the Bravo Facility is unavailable, the Company may be unable to conduct its business or may be unable to conduct its business at current levels.  The Company is currently in discussion with various banks regarding the establishment of a new conduit facility, as required by amendments to the Bravo documents. At the present time, the Company anticipates that it will be able to establish this new facility, however, there can be no assurance that it will be able to do so or do so in a timely manner.  The Company is currently uncertain as to the likelihood of renewal of the ING portion of the Bravo Facility. If the ING portion of the facility is not renewed, no new financings will be available to the Company and the facility will be limited to the then existing outstandings.

ER 2000-1

In December 2000, the Company completed a $527,106,000 private placement term securitization, referred to as ER 2000-1.  HPSC, along with its subsidiaries ACFC, Bravo, and HPSC Capital Funding, Inc. (a special-purpose entity subsequently dissolved in June 2001), transferred certain leases and notes to newly formed special-purpose entities, ER 2000-1 LLC I and ER 2000-1 LLC II. ER 2000-1 LLC I and ER 2000-1 LLC II issued notes to finance the purchase of, and make loans secured by, the collateral consisting of the leases and notes transferred from HPSC, ACFC, Bravo and Capital. ER 2000-1 LLC I was formed to meet the criteria of a qualifying, unconsolidated, special-purpose entity within the meaning of SFAS Nos. 125 and 140, while ER 2000-1 LLC II was formed to be a consolidated, special-purpose entity. The carrying value of the financing contracts and associated debt transferred to ER 2000-1 LLC I were removed from the Company’s consolidated balance sheet. Credit enhancement is provided to investors through the Company’s retained interest in the financing contracts sold. Risk of loss to the Company is limited to the extent of the Company’s retained interest and residual values in equipment covered by the contracts sold. Financing contracts transferred to ER 2000-1 LLC II were pledged as collateral for the ER 2000-1 notes, with the carrying value of the financing contracts and associated debt included in the Company’s consolidated balance sheet. The proceeds from the ER 2000-1 notes were used to retire senior notes and other obligations outstanding in both the Bravo Facility and Capital Facility as well as to pay down amounts outstanding under the Fleet Revolver.

The Company provides additional credit enhancement to the ER 2000-1 noteholders through the creation of both cash reserve and residual payment accounts. Pursuant to the terms of the ER 2000-1 securitization, certain excess cash flows generated by the portfolio are deposited to the cash reserve account or residual payment account, up to agreed-upon limits. These restricted cash accounts are available to fund monthly interest and principal payments on the ER 2000-1 notes in the event of deficiencies from the monthly collections.  At March 31, 2003 and December 31, 2002, the balance in these restricted cash reserve accounts was $7,284,000 and $7,349,000, respectively. The Company may also provide additional credit enhancement through the substitution of new leases and notes for leases and notes previously contributed to the securitization and held by ER 2000-1 LLC II, up to certain defined limits.

ER 2000-1 entered into interest rate swap contracts as a hedge against interest rate risk related to its variable-rate obligations on the Class A and Class B-1 ER 2000-1 notes. The interest rate swap contracts have the effect of converting the Company’s interest payments on those notes from a variable-rate to a fixed-rate, thereby locking in spreads on the Company’s financing portfolio. At March 31, 2003, ER 2000-1 LLC I had a total of $110,418,000 outstanding related to sales of financing contracts. In connection with the amounts financed by ER 2000-1 LLC I through the issuance of its Class A and Class B-1 variable-rate notes, the Company had interest rate swap contracts assigned to third parties with a total notional value of $98,712,000. At March 31, 2003, ER 2000-1 LLC II had total debt outstanding, net of unamortized original issue discount, with a remaining principal balance of $91,138,000. In connection with the amounts financed by ER 2000-1 LLC II through the issuance of its Class A and Class B-1 variable-rate notes, the Company had interest rate swap contracts outstanding with a total notional value of $81,485,000.

The Company is the servicer of the ER 2000-1 portfolio of leases and notes, subject to meeting certain covenant requirements.  Monthly payments of principal and interest on the ER 2000-1 notes are made from regularly scheduled collections generated from the lease and note portfolio.  Under certain circumstances, the Company, as the servicer, may be obligated to advance its own funds for amounts due on the ER 2000-1 notes in the event an obligor fails to remit a payment when due. The Company is reimbursed for such advances from available funds upon the subsequent collection from the obligor. Credit enhancement is provided through the structuring of several classes of ER 2000-1 notes, which are ranked for purposes of determining priority of payment. If the Company fails to comply with its covenants, it can be replaced as the servicer of the ER 2000-1 portfolio.

GF 2003-1

On March 31, 2003, the Company completed a $323,190,000 private placement term securitization.  HPSC, along with its special purpose subsidiary, HPSC Bravo Funding, LLC, transferred certain lease and note contracts to newly formed special-purpose entities, HPSC Gloucester Funding 2003-1 LLC I (“GF 2003-1 LLC I”) and HPSC Gloucester Funding 2003-1 LLC II (“GF 2003-1 LLC II”). GF 2003-1 LLC I and GF 2003-1 LLC II issued notes to finance the purchase of, and make loans secured by, the collateral consisting of the leases and notes transferred from HPSC and Bravo. GF 2003-1 LLC I was formed to meet the criteria of a qualifying, unconsolidated, special-purpose entity within the meaning of SFAS No. 140, while GF 2003-1 LLC II was formed to be a consolidated, special-purpose entity. The carrying value of the financing contracts and associated debt of the contracts transferred to GF 2003-1 LLC I were removed from the Company’s consolidated balance sheet. Credit enhancement is provided to investors through the Company’s retained interest in the financing contracts sold. Risk of loss to the Company is limited to the extent of the Company’s retained interest and residual values in equipment covered by the contracts sold. Financing contracts transferred to GF 2003-1 LLC II were pledged as collateral on the GF 2003-1 notes, with the carrying value of the financing contracts and associated debt included in the Company’s consolidated balance sheet. The proceeds from the GF 2003-1 notes were used to retire senior notes and other obligations outstanding in both the MBIA and the ING portions of the Bravo Facility.

The securitization further provided for initial proceeds of $47,536,000 to be prefunded to GF 2003-1 LLC I and GF 2003-1 LLC II for the sole purpose of those entities acquiring additional financing contracts from the Company.  The prefunding period expires in June 2003, at which time any amounts remaining unused for the purpose of acquiring subsequent contracts will be treated as a prepayment of principal on the notes.  The GF 2003-1 securitization agreements also provided for $2,569,000 of the initial proceeds to be placed in a restricted cash account to service the initial interest requirements to the noteholders and the interest requirements on the prefunded borrowings during the prefunding period. At the time of entering into an interest rate swap contract, the Company deposited $308,000 into an interest bearing, cash escrow account as collateral for the swap contracts. The Company provided additional credit enhancement to the GF 2003-1 noteholders through the creation of both cash reserve and residual payment accounts. Pursuant to the terms of the GF 2003-1 securitization agreements, certain excess cash flows generated by the portfolio are to be deposited to the cash reserve account or residual payment account, up to agreed-upon limits. These restricted cash accounts are available to fund monthly interest and principal payments on the notes in the event of deficiencies from the monthly collections.  At March 31, 2003 the balance in these restricted cash reserve accounts was $2,945,000. The Company may also provide additional credit enhancement for the 2003-1 notes through the substitution of new leases and notes for leases and notes previously contributed to the securitization and held by GF 2003-1 LLC II, up to certain defined limits.

GF 2003-1 entered into an interest rate swap contract as a hedge against interest rate risk related to its variable-rate obligations on the GF 2003-1 Class A-1 notes. The interest rate swap contract has the effect of converting the Company’s interest payments on the GF 2003-1 Class A-1 notes from a variable-rate to a fixed-rate, thereby locking in spreads on the Company’s financing portfolio. At March 31, 2003, GF 2003-1 LLC I had a total of $39,668,000 outstanding related to sales of financing contracts. In connection with the amounts financed by GF 2003-1 LLC I through the issuance of its Class A-1 variable-rate notes, the Company had interest rate swap contracts assigned to third parties with a total notional value of $15,130,000. At March 31, 2003, GF 2003-1 LLC II had total debt outstanding with a remaining principal balance of $283,522,000. In connection with the amounts financed by GF 2003-1 LLC II through the issuance of its Class A-1 variable-rate notes, the Company had interest rate swap contracts outstanding with a total notional value of $108,180,000.

The Company is the servicer of the GF 2003-1 portfolio of leases and notes, subject to meeting certain covenant requirements.  Monthly payments of principal and interest on the GF 2003-1 notes are made from regularly scheduled collections generated from the lease and note portfolio.  Under certain circumstances, the Company, as the servicer, may be obligated to advance its own funds for amounts due on the GF 2003-1 notes in the event an obligor fails to remit a payment when due. The Company is reimbursed for such advances from available funds upon the subsequent collection from the obligor. Credit enhancement is provided through the structuring of several classes of GF 2003-1 notes, which are ranked for purposes of determining priority of payment. If the Company fails to comply with its covenants, it can be replaced as the servicer of the GF 2003-1 portfolio.

Various Banks

The Company periodically enters into secured, fixed-rate, fixed-term loan agreements with various banks for purposes of financing its operations. The loans are generally subject to recourse and performance covenants. At March 31, 2003, the Company had outstanding borrowings under such loan agreements of approximately $6,555,000 with annual interest rates ranged from 6.5% to 8.0%. These loans are included on the Company’s consolidated balance sheet as senior notes.

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

Summary of Total Obligations

A summary of the Company’s total debt obligations and the total on-and-off balance sheet financing contracts outstanding through the Company’s various securitization facilities at March 31, 2003 was as follows:

(in thousands)	On-Balance Sheet Debt Obligations	Off-Balance Sheet Sold Financing Contracts	Total
Revolving credit arrangement, due August 2005	$32,062	$—	$32,062
Unsecured Senior Subordinated Notes, due March 2007	16,960	—	16,960
Various banks, due June 2004 through January 2007	6,555	—	6,555
Bravo Funding, LLC, due June 2003	51,727	200,251	251,978
ER 2000-1 LLC I and LLC II, due December 2008	91,138	110,418	201,556
GF 2003-1 LLC I and LLC II, due March 2010	283,522	39,668	323,190
Subtotal	481,964	350,337	832,301
Less: Original issue discount on ER 2000-1 notes	(466)	—	(466)
Total	$481,498	$350,337	$831,835

Management believes that the Company’s sources of liquidity, including the HPSC Foothill Revolver, the Bravo Facility, the ER 2000-1 and GF-2003-1 securitizations, the Senior Subordinated Notes, and loans from various savings banks, along with cash obtained from the sales of its financing contracts and from internally generated revenues, are adequate to meet current obligations and carry on current operations.  In order to finance its future operations, the Company may periodically enter into term securitizations, additional conduit facilities, and other debt or equity transactions.  There can be no assurance that the Company will be able to obtain such financing or that it will be able to do so in a timely fashion.

ITEM 3

QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

In the normal course of its business, the Company is subject to a variety of risks, including market risk associated with interest rate movements.

The Company temporarily warehouses its new fixed-rate financing contracts through variable-rate revolving credit borrowings until permanent fixed-rate financing is obtained through its securitization facilities.  The Company is exposed to interest rate changes between the time a new financing contract is approved and the time the permanent, fixed-rate financing is completed, thereby locking in financing spreads.  To mitigate this exposure, the Company generally obtains such permanent financing within 60 days of the activation of a new financing contract.  The Company believes it will be able to continue to utilize this operating strategy. The Company further manages its exposure to interest rate risk by entering into interest rate swap contracts as a hedge against variable-rate interest incurred in the Bravo Facility as well as the Class A and Class B-1 notes issued under the ER 2000-1 term securitization and the Class A-1 notes issued under the GF 2003-1 term securitization. These swap agreements have the effect of converting the Company’s debt from its securitizations from a variable-rate to a fixed-rate. At March 31, 2003, the net marked-to-market value of interest rate swap contracts hedging on-balance sheet debt obligations was a liability of $4,606,000. Assuming a hypothetical 10% reduction in interest rates from current weighted-average swap rates at March 31, 2003, the marked-to-market valuation of these swap agreements would have been a liability of approximately $6,039,000.

The Company’s portfolio of financing contracts originated in its licensed professional financing segment are fixed-rate, non-cancelable, full payout leases and notes. Changes in current market interest rates result in unrealized gains or losses in the fair value of the Company’s fixed-rate assets and fixed-rate debt. In a rising interest rate environment, fixed-rate assets lose market value whereas fixed-rate liabilities gain market value. The opposite is true in a declining rate environment. The fair value of fixed-rate financial assets and liabilities can be determined by discounting associated cashflows at market rates currently available for instruments with similar risk characteristics and maturities. Sensitivity analysis can be applied to determine the positive or negative effect market risk exposures may have on the fair value of the Company’s financial assets and liabilities. The following table summarizes the carrying value and estimated fair value of the Company’s fixed-rate assets and liabilities at March 31, 2003. The table also demonstrates the degree of sensitivity to the fair value of the Company’s fixed-rate financial assets and liabilities assuming a hypothetical 10% adverse change from actual rates:

(in thousands)	Carrying Value	Fair Value	10% change
Fixed-rate leases and notes due in installments	$456,652	$460,905	$447,640
Fixed-rate debt	439,358	454,454	444,043

The Company’s variable-rate assets primarily consist of commercial and industrial asset-based revolving loans originated by ACFC. Variable-rate debt consists of borrowings outstanding in both the HPSC Foothill Revolver and the ING portion of the Bravo Facility.  The carrying value of variable-rate assets and liabilities approximates current fair values. Sensitivity analysis can be used to determine the positive or negative effect on the Company’s interest income and expenses due to changes in market interest rates, as summarized as follows at March 31, 2003:

(in thousands)	Carrying Value	Fair Value	+/-10% change (Note A)
Variable-rate notes receivable	$21,930	$21,930	$ +/-210
Variable-rate debt	42,140	42,140	+/-196

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

Internal controls:  Since the date of the evaluation described above, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect those controls.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act.  When used in this Form 10-Q, the words “believes,” “anticipates,” “expects,” “plans,” “intends,” “estimates,” “continue,” “may,” or “will” (or the negative of such words) and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties including, but not limited to, the following:  the Company’s dependence on maintaining and increasing funding sources; restrictive covenants in funding documents; payment restrictions and default risks in asset securitization transactions to which the Company is a party; customer credit risks; competition for customers and for capital funding at favorable rates relative to the capital costs of the Company’s competitors; changes in healthcare payment policies; interest rate risk; the risk that the Company may not be able to realize the residual value on financed equipment at the end of its lease term; interest rate hedge contract risks; risks associated with the sale of certain receivable pools by the Company; dependence on sales representatives and the current management team; and fluctuations in quarterly operating results. The Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2002, contain additional information concerning such risk factors.  Actual results in the future could differ materially from those described in the forward-looking statements as a result of the risk factors set forth above, and the risk factors described in the Annual Report on Form 10-K.  HPSC cautions the reader, however, that such list of risk factors may not be exhaustive. HPSC undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

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

Item 6.  Exhibits and Reports on Form 8-K

a)   Exhibits

99.1              Certification of Chief Executive Officer

99.2              Certification of Chief Financial Officer

b)  Reports on Form 8-K:

There were no reports on Form 8-K during the three months ended March 31, 2003.

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

Dated: May 15, 2003

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

Date:                    May 15, 2003

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

Date:                    May 15, 2003

/s/ Rene Lefebvre
Rene Lefebvre
Chief Financial Officer