Form 10-K/A
period 2002-12-31
HPSC INC
filed 2003-08-14
CIK 718909

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended DECEMBER 31, 2002(As restated)
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-11618

HPSC, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-2560004 (IRS Employer Identification No.)
60 STATE STREET, BOSTON, MASSACHUSETTS (Address of principal executive offices)	02109 (Zip Code)

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

EXPLANATORY NOTE

        This Form 10-K/A amends the Registrant's annual report on Form 10-K for the year ended December 31, 2002 as filed on March 31, 2003 and is being filed to reflect the restatement of the Registrant's Consolidated Financial Statements included therein due to re-examination of the Company's off balance sheet subsidiary structure. See Note P to the consolidated financial statements in the Company's Annual Report to Shareholders for further discussion of this matter. Each item of the 2002 Form 10-K that was affected by the restatement has been amended and restated. Additionally, an event subsequent to the filing of the Form 10-K, which is unrelated to the above mentioned matter, has been added in Note O. No attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the original Form 10-K except as required to reflect the effects of the restatement.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement for the Annual Meeting of Stockholders held May 15, 2003 (the "2003 Proxy Statement") are incorporated by reference into Part III of this annual report on Form 10-K/A.

        The 2003 Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" as part of this annual report on Form 10-K/A.

        Portions of the Company's 2002 Annual Report to Shareholders, as restated (the "2002 Annual Report") are incorporated by reference into Parts I, II and IV of this annual report on Form 10-K/A.

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

        HPSC provides financing, in the form of leases and notes due in installments, to the dental, ophthalmic, chiropractic, optometry, veterinary, podiatry and other medical and healthcare professions. At December 31, 2002, approximately 97% of the Company's consolidated net investment in leases and notes consisted of financing contracts with licensed healthcare professionals. Approximately 70% of these leases and notes are for equipment financing while approximately 30% relate to practice financing, leasehold improvements, office furniture, working capital and supplies. HPSC competes in the portion of the healthcare finance market where the size of the transaction is $250,000 or less, sometimes referred to as the "small-ticket" market. The average size of an obligor's original obligation to the Company under a contract originated by the Company in 2002 was approximately $40,000. The Company's finance and lease agreements are non-cancelable and provide for a full payout at a fixed interest rate over a term of 12 to 84 months. The Company markets its financing services to healthcare providers in a number of ways, including direct marketing through trade shows, conventions, advertising, cooperative arrangements with equipment vendors, and through its sales staff located in 22 offices throughout the United States.

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

        The remaining 3% of the Company's portfolio consists of notes receivable due to ACFC and progress payment notes receivable due to HPSC. The notes to ACFC ($12,826,000 at December 31, 2002) consist of secured, asset-based, revolving lines of credit of $4 million or less to small and medium-sized manufacturers and distributors, at variable interest rates. Advances on a revolving loan generally do not exceed 80% of a borrower's eligible accounts receivable or 50% of the value of active inventory. ACFC loans, which typically have terms of two to three years, are "fully followed", which means ACFC receives daily settlement statements of its borrower's accounts receivable and receives daily collections into ACFC controlled collection accounts. On December 31, 2002, ACFC sold five revolving loans to a third party. At the time of the sale, the loans had a net book value of $7,426,000. The progress payment notes receivable due to HPSC ($6,525,000 at December 31, 2002) relate to progress payments made for construction or leasehold improvements in advance of the borrower's executing a lease or finance agreement with the Company. These demand notes are secured by a blanket lien on all the assets of the licensed healthcare professional's practice.

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

        All of the Company's equipment financing contracts require the customer to: (i) maintain, service and operate the equipment in accordance with the manufacturer's and government-mandated procedures, and (ii) make all scheduled contract payments regardless of the performance of the equipment, without setoff. Substantially all of the Company's financing contracts provide for payments due monthly for the term of the contract. In the event of default by a customer, the financing contract provides the Company with the rights afforded to creditors under law, including the right to repossess the underlying equipment and in the case of a legal proceeding arising from a default, to recover damages and attorneys' fees. The Company's equipment financing contracts provide for late fees and service charges to be applied on overdue payments.

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

        Since 1994, the Company has originated a total of approximately 1,410 practice finance loans aggregating approximately $241 million in financings. The term of a practice finance loan generally ranges from 72 to 84 months, with an average original balance of approximately $235,000 for 2002. During 2002, approximately 19% of HPSC's total healthcare originations consisted of practice finance loans. Management believes that its practice finance business contributes to the diversification of the Company's revenue sources and earns HPSC substantial goodwill among healthcare providers. All practice finance inquiries received by the Company are referred to the Boston office for processing.

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

Realization of Residual Values on Equipment Leases

        Since 1997, the Company has realized in excess of 97% of the residual value of equipment covered by leases that run to maturity. The continued growth in the Company's equipment lease portfolio has resulted in increases in the aggregate amount of recorded residual values on the Company's balance sheet. As of December 31, 2002, substantially all of the Company's leasing portfolio and associated residual values are scheduled to expire by the year 2009. Realization of such residual values depends on factors not within the Company's control, such as the condition of the equipment, the cost of comparable new equipment and the technological or economic obsolescence of the equipment. Although the Company has historically received a majority of its recorded residual values, there can be no assurance that this realization rate will continue.

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

ASSET-BASED LENDING

        ACFC makes asset-based loans, generally $4 million or less, to commercial and industrial companies, primarily secured by accounts receivable, inventory and equipment. ACFC typically makes accounts receivable loans to borrowers that can obtain traditional bank financing. ACFC takes a security interest in all of the borrower's assets and monitors collection of its receivables. Advances on a revolving loan generally do not exceed 80% of the borrower's eligible accounts receivable. ACFC also makes inventory loans, generally not exceeding 50% of the value of the customer's active inventory, valued at the lower of cost or market value.

        During 2002, ACFC ceased originating new loans. On December 31, 2002, ACFC sold five revolving loans to a third party. At the time of the sale, the loans had a net book value of $7,426,000. The Company received proceeds of $6,683,000, plus accrued and unpaid interest to the date thereon, and incurred a pre-tax loss of $743,000.

CREDIT AND ADMINISTRATIVE PROCEDURES

        The Company processes all credit applications, and monitors all existing contracts at its corporate headquarters in Boston, Massachusetts. HPSC "hand" underwrites all transactions (i.e. no credit scoring programs) and designates review and credit authority levels to individual underwriters, based upon their level of experience and history with the Company. The Company's credit procedures require the review, verification and approval of a potential customer's credit file, accurate and complete documentation, delivery of equipment and verification of installation by the customer, and correct invoicing by the vendor. When a sales representative receives a credit application from a potential obligor, he or she enters the data into the Company's computer system. The Company's credit requirements include an acceptable personal payment history and minimum credit rating scores based on several credit reporting agency models. The credit of the potential obligor is checked with one or more commercial credit reporting agencies, including Experian Inc., Equifax Inc., and Trans Union Corporation. Appropriate professional organizations may be consulted regarding the obligor's professional status. In addition to an obligor's credit profile, information such as the equipment type and vendor may be considered. The type and level of information and time required for a credit decision varies according to the nature, size and complexity of each transaction. In smaller, less complicated transactions, a decision can often be reached within one hour; more complicated transactions may require up to three or four days. Once the equipment is shipped and installed, the vendor invoices the Company. The Company verifies that the customer has received and accepted the equipment and obtains the customer's authorization to pay the vendor. Following this telephone verification, the file is forwarded to the Company's accounting department for audit, booking and funding and to commence automated billing and transaction accounting procedures.

        The underwriting of commercial loan contracts for the financing of leasehold improvements, working capital or the acquisition or operation of professional practices requires more extensive information than equipment financing, such as: the tax returns of both the buyer and the seller of a practice, a five page application, an application fee and a complete inventory of all office and practice equipment. A financial analysis of the seller's practice is done to determine the adjusted cash flow available to support existing debt of the buyers as well as new practice acquisition debt. Cash flow is generally discounted to account for reduced practice efficiency of the new buyer and potential patient loss that often occurs following a sale. The Company customizes its advance rates and other terms based upon a variety of factors including type of practice, buyer specialty, geographic location, etc.

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

        Although ACFC ceased originating new loans in 2002, ACFC's underwriting procedures for existing loans include an evaluation of the collectibility of the borrower's receivables pledged to ACFC, including an evaluation of the validity of such receivables and the creditworthiness of the payors of such receivables. In some instances, ACFC also requires its customers to pay for credit insurance with respect to its loans. The loan administration officer of ACFC is responsible for maintaining lending standards and for monitoring loans and underlying collateral. Before approving a loan, ACFC examines the prospective customer's books and records and during the term of the loans, ACFC monitors its customer's operations as deemed necessary. Loan officers are required to rate the risk of each loan made by ACFC and to update the rating upon receipt of financial statements from the customer or when 90 days have elapsed since the date of the last rating.

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

        A collection management report is generated each month that alphabetically sorts all 30, 60, and 90 day delinquencies. The Company begins collection on the 15th day after the due date for all large balance delinquencies. Large balance delinquencies are handled by senior collectors. Ordinary accounts that are delinquent by 30 days are assigned to junior collection representatives. Accounts that are delinquent by 60 days are assigned to senior collection representatives. If the account is 30 days past due, a telephone call is made to the customer on the 31st day. If an account is 60 days past due, a default notice is sent to the customer. If the customer fails to respond to the default notice, a repossession notice is sent. This notice advises the customer that unless payment arrangements are made, the equipment will be repossessed and sold at a private sale. A senior collector handles all accounts that are ninety day delinquent in a final attempt to make payment arrangements. All unresolved delinquencies are referred to the Company's collection agency or attorneys. These delinquent accounts are monitored by the Company's assistant manager and legal cases are handled by the assistant manager and the collection manager. The Company will attempt to remove the asset from the obligor's premises voluntarily or through replevin prior to litigation. The Company generally is able to obtain voluntary surrender of equipment.

        The Company utilizes Western Union Phone Pay to enhance it collection activities. This product allows the Company to generate a check from an obligor at the Company's premises after receiving the obligor's bank account number and ABA routing number. These custom encoded checks are applied to an obligor's account the day they are generated, eliminating both the time and expense associated with a personal check.

        In addition, collectors utilize online contract information furnished by LeadTrac (the Company's proprietary origination tracking system) and real-time payment status furnished by the LeasePlus Collection System. The LeasePlus System incorporates electronic comment and follow-up screens and reporting.

        The Company has also begun a campaign promoting direct debit of customer accounts. Such direct debits accelerate the collection process and have a presentation priority over paper items (checks) when processed by the obligor's bank.

        The Company accepts major credit cards for obligor payments.

ALLOWANCE FOR LOSSES AND CHARGE-OFFS

        The Company maintains an allowance for losses in connection with its financing contracts, which it deems sufficient to cover estimated uncollectible receivables held in the Company's portfolio. Each quarter, the Company performs a detailed analysis of delinquent accounts to evaluate specific factors affecting the obligor's ability to pay. As part of the analysis, the Company looks at the delinquency status of the customer, the fair value of the collateral, the current credit rating of the obligor, and the financial strength of guarantors, among other factors. In addition, the Company takes into consideration the Company's historical loss experience and general economic conditions. There can be no assurance that this allowance will prove to be adequate. Failure of the Company's customers to make scheduled payments under their financing contracts could require the Company to (i) make payments in connection with any recourse portion of its borrowings relating to such contract, (ii) lose its residual interest in any underlying equipment or (iii) forfeit cash collateral pledged as security for the Company's asset securitizations. In addition, any significant increase in losses or in the rate of payment defaults under the Company's financing contracts could adversely affect the Company's ability to obtain additional funding, including its ability to complete additional asset securitizations.

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

        A summary of activity in the Company's consolidated allowance for losses for each of the years in the three-year period ended December 31, 2002 is as follows:

	2002	2001	2000
	(in thousands)
Balance, beginning of year	$(15,359)	$(14,170)	$(9,150)
Provision for losses	(11,448)	(9,409)	(9,218)
Charge-offs	10,255	8,253	4,287
Recoveries	(348)	(33)	(89)

Balance, end of year	$(16,900)	$(15,359)	$(14,170)

        The total gross contractual balances of delinquent leases and notes, both owned and managed by the Company, which were over 90 days past due was $27,973,000 at December 31, 2002 compared to $24,945,000 at December 31, 2001. An account is considered delinquent when not paid within 30 days of the billing due date.

FUNDING SOURCES

General

        The Company's principal sources of funding for its financing transactions at December 31, 2002 were: (i) a revolving loan agreement with Foothill Capital Corporation as Agent, providing borrowing availability of up to $60 million to HPSC (the "HPSC Foothill Revolver") and $20 million to ACFC (the "ACFC Foothill Revolver"); (ii) a securitized limited recourse revolving sale and loan credit facility with a wholly-owned, special-purpose subsidiary of the Company, HPSC Bravo Funding LLC ("Bravo"), with an aggregate availability of $450 million (the "MBIA portion of the Bravo Facility"); (iii) a $20 million facility with ING Capital LLC, to provide additional liquidity of up to 3.75% of financing contracts held in the MBIA portion of the Bravo Facility; (iv) a $527 million sale and loan term securitization with a remaining outstanding principal balance of $230 million ("Equipment Receivables 2000-1"). Financing for the term securitization is provided through two wholly-owned, special-purpose subsidiaries of the Company, HPSC Equipment Receivables 2000-1 LLC I ("ER 2000-1 LLC I") and HPSC Equipment Receivables 2000-1 LLC II ("ER 2000-1 LLC II"); (v) full recourse, fixed-term loans and sales of financing contracts with savings banks and other purchasers; (vi) the Company's Senior Subordinated Notes issued in 1997; and (vii) the Company's internally generated revenues.

        $50 Million in availability under the HPSC Foothill Revolver expires in August 2005, with the remaining $10 million expiring in April 2003. The ACFC Foothill Revolver expired in February 2003, was repaid and terminated. In November 2002, the HPSC Foothill Revolver was temporarily increased to $60,000,000 through January 24, 2003. On January 31, 2003, the HPSC Foothill Revolver was further amended to temporarily increase availability from $50,000,000 to $60,000,000 through April 24,2003. The January 31, 2003 amendment also permits the Company to borrow up to $750,000 in the HPSC Foothill Revolver to finance the operations of its ACFC subsidiary. On February 5, 2003, the Company borrowed $276,000 under the HPSC Foothill Revolver for the purpose of paying off the remaining outstanding balance of the ACFC Foothill Revolver. The Company intends to seek permanent availability above $50,000,000 under the Foothill Revolver, but there can be no assurance it will be able to do so. If the Company can not obtain commitments above $50,000,000, the Company's ability to continue its historical growth rates may be constrained.

        On January 29, 2003, the MBIA portion of the Bravo Facility was amended to temporarily increase availability to the Company from $450,000,000 to $525,000,000. The increased liquidity expires upon the earlier to occur of either the completion by the Company of a new term securitization transaction or April 30, 2003. In addition, continued availability to the Company under the Bravo Facility is contingent upon the Company's obtaining an additional securitization conduit facility with a third party

(similar in nature to the Bravo Facility). The amendment requires that the new conduit facility must be arranged by June 23, 2003 and must provide the Company with a line of availability of at least $150,000,000.

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

        Further information regarding the Company's funding sources, including the effects of the restatement on such funding sources, is incorporated by reference from Notes C, D, and O of the "Notes to Consolidated Financial Statements" at page 11 through 15 and 27, and "Management's Discussion and Analysis of Financial Condition" at Pages 32 through 41 of the 2002 Annual Report, as restated.

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

AVAILABLE INFORMATION

        Copies of Exhibits may be obtained for a nominal charge by writing to:

INVESTOR RELATIONS
HPSC, INC.
60 STATE STREET
BOSTON, MASSACHUSETTS 02109

        The Company's website is http://www.hpsc.com. Investors may access, free of charge, through the Investor Relations portion of the website, the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practical after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

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

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        On May 17, 2000, the Company's common stock began trading on the American Stock Exchange (Symbol: "HDR"). Prior to that date, the Company's common stock was traded on the NASDAQ Market (Symbol: "HPSC"). The high and low closing prices for shares of the common stock as reported by the American Stock Exchange for each quarter in the last two fiscal years, as well as the approximate number of holders and information with respect to dividend restrictions, are incorporated herein by reference to page 30 of the 2002 Annual Report, as restated.

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

        Further information regarding the equity compensation plans not approved by shareholders is incorporated by reference to the description of the 2002 Plan in Note I of the 2002 Annual Report, as restated on pages 18 to 21.

        The Company neither issued nor sold equity securities during the period covered by this annual report on Form 10-K/A other than shares covered by employee and director compensation plans.

Item 6. SELECTED FINANCIAL DATA

        Selected financial data for each of the periods in the five-year period ended December 31, 2002 is incorporated by reference to page 31 of the 2002 Annual Report, as restated.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information required by this item is incorporated by reference to the section captioned "Management's Discussion and Analysis of Financial Condition" on pages 32 through 41 of the 2002 Annual Report, as restated.

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Discussion regarding Quantitative and Qualitative Disclosures about Market Risk is included in "Management's Discussion and Analysis of Financial Condition" on pages 41 and 42 of the 2002 Annual Report, as restated.

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

CERTAIN CONSIDERATIONS

        Dependence on Funding Sources; Restrictive Covenants.    The Company's financing activities are capital intensive. The Company's revenues and profitability are related directly to the volume of financing contracts it originates. To generate new financing contracts, the Company relies on access to the capital markets. At December 31, 2002, the Company's two principal sources of funding for its financing transactions were (i) a $60 million revolving credit facility with Foothill Capital Corporation, as Agent, 10 million of which expires in April 2003 and $50 million of which expires in August 2005 (the "Foothill Revolver"); (ii) a $450 million securitization conduit facility through HPSC Bravo Funding, LLC and insured by MBIA (the "Bravo Facility"), which was renewed and further amended in June 2003 with $600,000,000 in availability. Other sources of funding include: a $20 million credit facility with ING Capital LLC; a term asset securitization of $527 million completed in December 2000; fixed-rate, full recourse term loans from several savings banks; specific recourse sales of financing contracts to savings banks and other purchasers; the issuance of Senior Subordinated Notes in 1997; the Company's internally generated revenues; and a $20 million revolving credit facility with Foothill Capital Corporation, as Agent, to ACFC (the "ACFC Foothill Revolver"). The ACFC Foothill Revolver expired on February 5, 2003, was repaid and terminated. The HPSC Foothill Revolver expires in August 2005. There can be no assurance that the Company will be able to renew or extend the HPSC Foothill Revolver or to complete additional asset securitizations or to obtain other additional financing when needed and on acceptable terms. The Company would be adversely affected if it were unable to continue to secure sufficient and timely funding on acceptable terms. The agreement governing the HPSC Foothill Revolver ("the Revolver Agreement") contains numerous financial and operating covenants. The Company has received waivers relating to defaults under certain of these covenants through June 30, 2003. The Company anticipates that it may need waivers or amendments of the financial covenants in future periods. Failure to meet such covenants or the failure of the lending banks to agree to amend or waive compliance with covenants that the Company does not meet would result in a default under the Revolver Agreement. Moreover, the Company's financing arrangements with Bravo and the savings banks described above incorporate the covenants and default provisions of the Revolver Agreement. The term asset securitization facility also contains covenants and default provisions as does the Indenture governing the Company's Senior Subordinated Notes. Thus, any material default that is not amended or waived under any of these agreements may result in a default under most or all of the Company's financing arrangements. In addition, the Indenture for the Senior Subordinated Notes contains certain limits on the Company's ability to incur certain types and amounts of senior debt.

        Restatement Uncertainty.    Management can not predict the impact of the restatement on its ability to continue to access capital at rates and in amounts as favorable as it has historically been able to obtain.

        Securitization Recourse. Payment Restriction and Default Risk.    As part of its overall funding strategy, the Company utilizes asset securitization transactions provided through wholly-owned, bankruptcy-remote subsidiaries to obtain fixed-rate, matched-term financing. The Company transfers financing contracts to these subsidiaries which, in turn, either pledge or sell the contracts to third parties. The third parties' recourse with regard to the pledge or sale is limited to the contracts sold to the subsidiary. If the contract portfolio of these subsidiaries does not perform within certain guidelines, the subsidiaries must retain or "trap" any monthly cash distribution to which the Company might otherwise be entitled. This restriction on cash distributions could continue until the portfolio performance returns to acceptable levels (as defined in the relevant agreements), which restriction could have a negative impact on the cash flow available to the Company. In the event of a "payment trap", there can be no assurance that the portfolio performance would return to acceptable levels or that the payment restrictions would be removed. Recourse under securitization agreements is limited to the financing contracts contributed to the securitization and for any breach of the Company's representations and warranties regarding the validity and enforceability (but not the collectibility) of such contracts.

        Customer Credit Risks.    The Company maintains an allowance for doubtful accounts in connection with payments due under financing contracts originated by the Company (whether or not such contracts have been securitized, held as collateral for loans to the Company or sold) at a level which the Company deems sufficient to meet future estimated uncollectible receivables, based on an analysis of delinquencies and overall risks and probable losses associated with such contracts, and a review of the Company's historical credit loss experience. There can be no assurance that this allowance will prove to be adequate. Failure of the Company's customers to make scheduled payments under their financing contracts could require the Company to (i) make payments in connection with its recourse savings bank loan and asset sale transactions, and/or (ii) lose its retained interest and residual interest in equipment pledged as security for the Company's limited recourse asset securitizations. In addition, any increase in losses or in the rate of payment defaults under the financing contracts originated by the Company could adversely affect the Company's ability to obtain additional financing, including restricting its ability to borrow under its Foothill Revolver and its ability to complete additional asset securitizations and secured asset sales or loans. There can be no assurance that the Company will be able to maintain or reduce its current level of credit losses.

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

        Changes in Healthcare Payment Policies.    The vast majority of the Company's customers are healthcare providers. The increasing cost of medical care has brought about federal and state regulatory changes designed to limit governmental reimbursement of certain healthcare providers. These changes include the enactment of fixed-price reimbursement systems in which the rates of payment to hospitals, outpatient clinics and private individual and group practices for specific categories of care are determined in advance of treatment. Rising healthcare costs may also cause non-governmental medical insurers, such as Blue Cross and Blue Shield associations and the growing number of self-insured employers, to revise their reimbursement systems and policies governing the purchasing and leasing of medical and dental equipment. Alternative healthcare delivery systems, such as health maintenance organizations, preferred provider organizations and managed care programs, have adopted similar cost containment measures. Other proposals to reform the United States healthcare system are considered from time to time. These proposals could lead to increased government involvement in healthcare and otherwise change the operating environment for the Company's customers. Healthcare providers may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investment in medical and dental equipment. Future changes in the healthcare industry, including governmental regulation thereof, and the effect of such changes on the Company's business cannot be predicted. Changes in payment or reimbursement programs could adversely affect the ability of the Company's customers to satisfy their payment obligations to the Company and, accordingly, may have a material adverse effect on the Company's business, operating results and financial condition.

        Interest Rate Risk.    The Company's financing contracts generally require the Company's customers to make payments at fixed rates for a specified term. Approximately $60 million of the Company's borrowings are at variable interest rates and are not hedged. Thus, any increase in interest rates would reduce the Company's financing margins and could adversely affect the Company's business, operating results and financial condition. The Company's ability to secure additional long-term financing at favorable rates is limited by many factors, including competition, market and general economic conditions and the Company's financial condition.

        Residual Value Risk.    At the inception of its equipment leasing transactions, the Company estimates what it believes will be the fair market value of the financed equipment at the end of the lease term and records that value (typically 10% of the initial purchase price) on its balance sheet. The Company's results of operations depend, to some degree, upon its ability to realize these residual values (as of December 31, 2002, the estimated residual value of equipment at the end of the lease term was approximately $26 million, representing approximately 4% of the Company's total assets). The Company's ability to realize these residual values depends on many factors, several of which are not within the Company's control, including, but not limited to, general economic conditions at the time of the lease expiration; any unusual wear and tear on the equipment; the cost of comparable new equipment; the extent, if any, to which the equipment has become obsolete during the lease contract term; and the effects of any new government regulations. Although the Company has in the past generally realized in excess of 97% of the residual value of its leased equipment, there can be no assurance that it will continue to do so. If, upon the expiration of a lease, the Company sells or refinances the leased equipment and the amount realized is less than the original recorded residual value for such equipment, a loss reflecting the difference will be recorded on the Company's books. Failure to realize aggregate recorded residual values could have an adverse effect on the Company's business, operating results and financial condition.

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

        Fluctuations in Quarterly Operating Results.    The Company has historically experienced fluctuating quarterly revenues and earnings due to varying portfolio performance and operating and interest costs. Given the possibility of such fluctuations, the Company believes that quarterly comparisons of the results of its operations during any fiscal year are not necessarily meaningful and that results for any one fiscal quarter should not be relied upon as an indication of future performance. The Company's quarterly operating results before and after the Company's restatement of its financial statements may be materially different.

        General Market Risk.    The demand for the Company's financing products is subject to overall market risks, such as inflation, recession and changes in technology needs of medical professionals.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this item together with the Independent Auditors' Report is incorporated by reference to pages 3 through 29 of the 2002 Annual Report, as restated.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item is incorporated by reference from the sections captioned "PROPOSAL ONE—ELECTION OF DIRECTORS—Nominees for Class I Directors," "—Members of the Board of Directors Continuing in Office" and "—Other Executive Officers" and "VOTING SECURITIES—Section 16(a) Beneficial Ownership Reporting Compliance" in the 2003 Proxy Statement filed on April 15, 2003.

Item 11. EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference from the sections captioned "EXECUTIVE COMPENSATION—Summary Compensation Table," "—Stock Loan Program," "—Supplemental Executive Retirement Plan," "—Option Grants in Last Fiscal Year," "—Aggregated Option Exercises and Year-End Option Values," "—Employment Agreements, Termination of Employment and Change in Control Arrangements" and "—Compensation of Directors" in the 2003 Proxy Statement filed on April 15, 2003.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is incorporated by reference from the section captioned "VOTING SECURITIES—Share Ownership of Certain Beneficial Owners and Management" in the 2003 Proxy Statement filed on April 15, 2003.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated by reference from the section captioned "VOTING SECURITIES—Certain Transactions" in the 2003 Proxy Statement filed on April 15, 2003.

Item 14. CONTROLS AND PROCEDURES

        Disclosure controls and procedures: Based on their evaluation as of the end of the period covered by this Form 10-K/A, the principal executive officer and the principal financial officer of the Company have evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Disclosure controls and procedures are the controls and other procedures that we designed to ensure that the Company record, process, summarize and report in a timely manner the information it must disclose in reports filed with the SEC. Based on this review, Messrs. Everets and Lefebvre concluded that, as of the date of the evaluation, the Company's disclosure controls were effective in timely alerting them to material information relating to the Company required to be included in this annual report on Form 10-K/A.

        Internal Controls: As of the date of the evaluation described above, there have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS

PAGE NUMBER IN 2002 ANNUAL REPORT
Incorporated by reference from the Company's Annual Report to Stockholders for the fiscal year ended December 31, 2002
Consolidated Balance Sheets at December 31, 2002 and December 31, 2001 (as restated)	3
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2002 (as restated)	4
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income for each of the three years in the period ended December 31, 2002 (as restated)	5
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2002 (as restated)	6
Independent Auditors' Report	29

(a) 2. FINANCIAL STATEMENT SCHEDULES

        Financial Statement Schedules have been omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

(a) 3. EXHIBITS

Exhibit No.	Title	Method of Filing
3.1	Restated Certificate of Incorporation of HPSC, Inc	Incorporated by reference to Exhibit 3.1 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 1995
3.2	Certificate of Amendment to Restated Certificate of Incorporation of HPSC, Inc. filed in Delaware on September 14, 1987	Incorporated by reference to Exhibit 3.2 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 1995
3.3	Certificate of Amendment to Restated Certificate of Incorporation of HPSC, Inc. filed in Delaware on May 22, 1995	Incorporated by reference to Exhibit 3.3 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
3.4	Amended and Restated By-Laws	Incorporated by reference to Exhibit 3.1 to HPSC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
4.1	Amended and Restated Rights Agreement dated as of September 16, 1999 between the Company and The First National Bank of Boston, N.A.	Incorporated by reference to Exhibit 4.1 to HPSC's Current Report on Form 8-K filed November 5, 1999.
*10.1	HPSC, Inc. Stock Option Plan, dated March 5, 1986	Incorporated by reference to Exhibit 10.6 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 30, 1989
*10.2	Amendment No. 1 to the HPSC, Inc. Stock Option Plan dated March 5, 1986	Incorporated by reference to Exhibit 10.2 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 2001
*10.3	HPSC, Inc. Employee Stock Ownership Plan Agreement dated December 22, 1993 between HPSC, Inc. and John W. Everets and Raymond R Doherty, as trustees	Incorporated by reference to Exhibit 10.9 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 25, 1993
*10.4	First Amendment effective January 1, 1993 to HPSC, Inc. Employee Stock Ownership Plan	Incorporated by reference to Exhibit 10.2 to HPSC's Quarterly Report on Form 10-Q for the quarter ended June 25, 1994
*10.5	Second Amendment effective January 1, 1994 to HPSC, Inc. Employee Stock Ownership Plan	Incorporated by reference to Exhibit 10.11 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 1994
*10.6	Third Amendment effective January 1, 1993 to HPSC, Inc. Employee Stock Ownership Plan	Incorporated by reference to Exhibit 10.12 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 1994
*10.7	HPSC, Inc. 1994 Stock Plan dated as of March 23, 1994 and related forms of Nonqualified Option Grant and Option Exercise Form	Incorporated by reference to Exhibit 10.4 to HPSC's Quarterly Report on Form 10-Q for the quarter ended June 25, 1994
*10.8	Amended and Restated HPSC, Inc. 1995 Stock Incentive Plan	Incorporated by reference to Exhibit 10.27 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 1995

*10.9	First Amendment to HPSC, Inc. Amended and Restated 1995 Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 to HPSC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999
*10.10	HPSC, Inc. Amended and Restated 1998 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to HPSC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999
*10.11	Amendment No. 1 to the Amended and Restated 1998 Stock Option Plan	Incorporated by reference to Exhibit 10.11 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 2001
*10.12	HPSC, Inc. 2000 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to HPSC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000
*10.13	Amendment No. 1 to the HPSC, Inc. 2000 Stock Option Plan	Incorporated by reference to Exhibit 10.13 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 2001
*10.14	HPSC, Inc. Amended Outside Directors Stock Bonus Plan	Incorporated by reference to Exhibit 10.11 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 2000
*10.15	Amended and Restated Stock Loan Program	Incorporated by reference to Exhibit 10.1 to HPSC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001
*10.16	Stock Option grant to Lowell P. Weicker effective December 7, 1995	Incorporated by reference to Exhibit 10.28 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 1995
*10.17	HPSC, Inc. Supplemental Executive Retirement Plan dated as of January 1, 1997	Incorporated by reference to Exhibit 10.12 to HPSC's Annual Report on Form 10-K for the fiscal year-ended December 31, 1997
*10.18	First Amendment dated March 15, 1999 to HPSC, Inc. Supplemental Executive Retirement Plan dated as of January 1, 1997	Incorporated by reference to Exhibit 10.12 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 1998
*10.19	Second Amendment to HPSC, Inc. Supplemental Executive Retirement Plan	Incorporated by reference to Exhibit 10.3 to HPSC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999
*10.20	Third Amendment to HPSC, Inc. Supplemental Executive Retirement Plan	Incorporated by reference to Exhibit 10.15 HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 1999
*10.21	Fourth Amendment to the HPSC, Inc. Supplemental Executive Retirement Plan, dated August 10, 2000	Incorporated by reference to Exhibit 10.6 to HPSC's Quarterly Report Form 10-Q for the quarter ended June 30, 2000
*10.22	HPSC, Inc. 1998 Executive Bonus Plan	Incorporated by reference to Exhibit 10.32 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 1998

*10.23	2001 Supplemental Executive Bonus Plan	Incorporated by reference to Exhibit 10.2 to HPSC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001
*10.24	HPSC, Inc. 401(k) Plan dated February, 1993 between HPSC, Inc. and Metropolitan Life Insurance Company	Incorporated by reference to Exhibit 10.15 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 25, 1993
*10.25	Amended and Restated Employment Agreement between HPSC, Inc. and John W. Everets dated August 4, 2000	Incorporated by reference to Exhibit 10.7 to HPSC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000
*10.26	Amended and Restated Employment Agreement between HPSC, Inc. and Raymond R. Doherty dated August 4, 2000	Incorporated by reference to Exhibit 10.8 to HPSC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000
*10.27	Amended and Restated Employment Agreement between HPSC, Inc. and Rene Lefebvre dated August 4, 2000	Incorporated by reference to Exhibit 10.9 to HPSC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000
10.28
	Lease dated as of March 8, 1994 between the Trustees of 60 State Street Trust and HPSC, Inc., dated September 10, 1970 and relating to the principal executive offices of HPSC, Inc. at 60 State Street, Boston, Massachusetts	Incorporated by reference to Exhibit 10.1 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 1994
10.29
	Second Amendment, dated May 1998, to Lease dated as of March 8, 1994 between the Trustees of 60 State Street Trust and HPSC, Inc., dated September 10, 1970 and relating to the principal executive offices of HPSC, Inc. at 60 State Street, Boston, Massachusetts	Incorporated by reference to Exhibit 10.2 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 1999
10.30	Fourth Amended and Restated Credit Agreement dated May 12, 2000 among HPSC, Inc. and Fleet National Bank individually and as Agent, and the Banks named therein	Incorporated by reference to Exhibit 10.14 to HPSC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000
10.31
	First Amendment dated as of December 1, 2000 to Fourth Amended and Restated Credit Agreement dated May 12, 2000 among HPSC, Inc., American Commercial Finance Corporation and Fleet National Bank individually and as Agent, and the Banks named therein	Incorporated by reference to Exhibit 10.27 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 2000
10.32
	Second Amendment dated as of December 31, 2000 to Fourth Amended and Restated Credit Agreement dated May 12, 2000 among HPSC, Inc., American Commercial Finance Corporation and Fleet National Bank individually and as Agent, and the Banks named therein	Incorporated by reference to Exhibit 10.32 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 2001

10.33
	Third Amendment dated as of May 8, 2001 to Fourth Amended and Restated Credit Agreement dated May 12, 2000 among HPSC, Inc., American Commercial Finance Corporation and Fleet National Bank individually and as Agent, and the Banks named therein	Incorporated by reference to Exhibit 10.1 to HPSC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
10.34	Purchase and Contribution Agreement dated as of January 31, 1995 between HPSC, Inc. and HPSC Bravo Funding Corp.	Incorporated by reference to Exhibit 10.31 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 1994
10.35	Amended and Restated Purchase and Contribution Agreement, dated March 31, 2000, between HPSC, Inc. and HPSC Bravo Funding Corp.	Incorporated by reference to Exhibit 10.1 to HPSC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000
10.36	Amendment No. 1 to Amended and Restated Purchase and Contribution Agreement dated as of June 16, 2000, between HPSC, Inc. and HPSC Bravo Funding Corp.	Incorporated by reference to Exhibit 10.5 to HPSC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000
10.37	Credit Agreement dated as of January 31, 1995 among HPSC Bravo Funding Corp., Triple-A One Funding Corporation, as lender, and CapMAC, as Administrative Agent and as Collateral Agent	Incorporated by reference to Exhibit 10.32 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 1994
10.38
	Amended and Restated Lease Receivable Purchase Agreement, dated March 31, 2000 by and among HPSC Bravo Funding Inc., HPSC, Inc., Triple-A One Funding Corporation and Capital Markets Assurance Corporation	Incorporated by reference to Exhibit 10.2 to HPSC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000
10.39	Agreement to furnish copies of Omitted Exhibits to Certain Agreements with HPSC Bravo Funding Corp.	Incorporated by reference to Exhibit 10.33 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 1994
10.40
	Amendment No. 1 to Amended and Restated Lease Receivables Purchase Agreement dated as of May 26, 2000, among HPSC Bravo Funding Corp., HPSC, Inc., Triple-A One Funding Corp. and Capital Markets Assurance Corp.	Incorporated by reference to Exhibit 10.4 to HPSC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000
10.41
	Consent dated December 20, 2000 to Amended and Restated Lease Receivables Purchase Agreement dated as of December 20, 2000, among HPSC Bravo Funding Corp., HPSC Inc., Triple-A One Funding Corp. and Capital Markets Assurance Corp.	Incorporated by reference to Exhibit 10.35 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 2000

10.42
	Amendment documents, effective November 5, 1996 to Credit Agreement dated as of January 31, 1995 among HPSC Bravo Funding Corp., Triple-A Funding Corporation, as Lender, and CapMAC, as Administrative Agent and as Collateral Agent	Incorporated by reference to Exhibit 10.26 to HPSC's Registration Statement on Form S-1 filed January 30, 1997
10.43
	Amendment No. 3 dated June 29, 1998 to Credit Agreement dated January 31, 1995 by and among HPSC Bravo Funding Corp., Triple-A One Funding Corporation and CapMac, as Administrative Agent and Collateral Agent	Incorporated by reference to Exhibit 10.6 to HPSC's Quarterly Report on Form 10-Q for the quarter ended March 30, 1998
10.44	Merger Agreement dated May 14, 2001 between HPSC Bravo Funding, LLC and HPSC Bravo Funding Corp.	Incorporated by reference to Exhibit 10.2 to HPSC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001
10.45
	Lease Receivables Purchase Agreement dated as of June 27, 1997 among HPSC Capital Funding, Inc., as Seller, HPSC, Inc. as Service and Custodian, EagleFunding Capital Corporation as Purchaser and BankBoston Securities, Inc. as Deal Agent	Incorporated by reference to Exhibit 10.1 to HPSC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997
10.46	Appendix A to EagleFunding Purchase Agreement (Definitions List Attached)	Incorporated by reference to Exhibit 10.2 to HPSC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997
10.47	Purchase and Contribution Agreement dated as of June 27, 1997 Between HPSC Capital Funding, Inc. as the Buyer, and HPSC, Inc. as the Originator and the Servicer	Incorporated by reference to Exhibit 10.3 to HPSC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997
10.48	Undertaking to Furnish Certain Copies of Omitted Exhibits to Exhibit 10.27 hereof	Incorporated by reference to Exhibit 10.4 to HPSC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997
10.49
	Amendment No. 2, dated April 30, 1998 to Lease Receivable Purchase Agreement dated June 27, 1997, by and among HPSC Capital Funding, Inc. (Seller), EagleFunding Capital Corporation (Purchaser), HPSC, Inc. (Servicer and Custodian), and BankBoston Securities, Inc. (Deal Agent)	Incorporated by reference to Exhibit 10.4 to HPSC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998
10.50
	Amendment No. 3, dated April 4, 1999 to Lease Receivable Purchase Agreement dated June 27, 1997, by and among HPSC Capital Funding, Inc. (Seller), EagleFunding Capital Corporation (Purchaser), HPSC, Inc. (Servicer and Custodian), and BankBoston Securities, Inc. (Deal Agent)	Incorporated by reference to Exhibit 10.32 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 1999

10.51
	Amendment No. 3 and Consent dated December 1, 2000 to Lease Receivables Purchase Agreement dated June 27, 1997 by and among HPSC Capital Funding Inc. (Seller), Eagle Funding Capital Corporation (Purchaser), HPSC, Inc. (Services and Custodian), Robertson Stephens Inc. (formerly known as BancBoston Securities Inc. (Old Deal Agent) and Fleet Securities Inc. (New Deal Agent).	Incorporated by reference to Exhibit 10.44 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 2000
10.52	Indenture dated as of March 20, 1997 between HPSC, Inc. and State Street Bank and Trust Company, as Trustee	Incorporated by reference to HPSC's Exhibit 10.28 to HPSC's Annual Report on Form 10K for the fiscal year ended December 31, 1997
10.53	Limited Liability Company Agreement of HPSC Equipment Receivables 2000-1 LLC I	Incorporated by reference to Exhibit 10.46 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 2000
10.54	Limited Liability Company Agreement of HPSC Equipment Receivables 2000-1 LLC II	Incorporated by reference to Exhibit 10.47 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 2000
10.55
	Custody Agreement among HPSC Equipment Receivables 2000-1 LLC I, HPSC Equipment Receivables 2000-1 LLC II, BNY Midwest Trust Company, Iron Mountain Records Management, Inc., and HPSC, Inc. dated as of December 1, 2000	Incorporated by reference to Exhibit 10.48 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 2000
10.56
	Servicing Agreement by and among HPSC Equipment Receivables 2000-1 LLC I, HPSC Equipment Receivables 2000-1 LLC II, HPSC, Inc., American Commercial Finance Corporation, BNY Midwest Trust Company and BNY Asset Solutions, LLC dated as of December 1, 2000	Incorporated by reference to Exhibit 10.49 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 2000
10.57
	Purchase Agreement for Equipment Contract-Backed Notes, Series 2000-1 of Class A-F between HPSC Equipment Receivables 2000-1 LLC I, HPSC Equipment Receivables 2000-1 LLC II and Credit Suisse First Boston Corporation dated December 14, 2000	Incorporated by reference to Exhibit 10.50 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 2000
10.58
	Purchase Agreement for Floating Rate Equipment Contract-Backed Variable Funding Notes, Series 2000-1 between HPSC Equipment Receivables 2000-1 LLC I, HPSC Equipment Receivables 2000-1 LLC II and Credit Suisse First Boston Corporation dated December 14, 2000	Incorporated by reference to Exhibit 10.51 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 2000

10.59
	Receivables Transfer Agreement by and among HPSC Equipment Receivables 2000-1 LLC I, HPSC Equipment Receivables 2000-1 LLC II, HPSC, Inc., American Commercial Finance Corporation, HPSC Bravo Funding Corp. and HPSC Capital Funding, Inc. dated as December 1, 2000	Incorporated by reference to Exhibit 10.52 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 2000
10.60
	Indenture Agreement by and among HPSC Equipment Receivables 2000-1 LLC I, HPSC Equipment Receivables 2000-1 LLC II, HPSC, Inc., American Commercial Finance Corporation, and BNY Midwest Trust Company dated as of December 1, 2000	Incorporated by reference to Exhibit 10.53 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 2000
10.61	Third Amendment to the Fourth Amended and Restated Credit Agreement, dated as of May 8, 2001, by and among HPSC, Inc., Fleet National Bank individually and as Agent, and the banks named therein	Incorporated by reference to Exhibit 10.1 to HPSC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001
10.62	Merger Agreement, dated May 14, 2001, between HPSC Bravo Funding, LLC and HPSC Bravo Funding Corporation	Incorporated by reference to Exhibit 10.2 to HPSC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001
*10.63
	Description of HPSC, Inc. Stock Loan Program for eligible employees of HPSC, Inc. adopted January 5, 1995, as amended as of July 28, 1997, as further amended as of December 14, 2000 and September 14, 2001	Incorporated by reference to Exhibit 10.1 to HPSC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001
*10.64	HPSC, Inc. 2001 Supplemental Executive Bonus Plan for executive officers of HPSC, Inc. effective as of September 13, 2001	Incorporated by reference to Exhibit 10.2 to HPSC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001
10.65
	Fourth Amendment to Fourth Amended and Restated Credit Agreement, dated as of May 6, 2002, by and among HPSC, Inc., American Commercial Finance Corporation, Fleet National Bank, individually and as Agent, and the banks named therein	Incorporated by reference to Exhibit 10.1 to HPSC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002
10.66
	Fifth Amendment to Fourth Amended and Restated Credit Agreement, dated June 6, 2002, by and among HPSC, Inc., American Commercial Finance Corporation, Fleet National Bank, individually and as Agent, and the Banks names therein	Incorporated by reference to Exhibit 10.6 to HPSC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002
*10.67	HPSC, Inc. 2002 Supplemental Stock Incentive Plan, dated May 14, 2002	Incorporated by reference to Exhibit 10.1 to HPSC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

10.68	Custody Agreement, dated June 25, 2002, by and among HPSC Bravo Funding, LLC, Triple-A Funding Corporation, Capital Markets Assurance Corporation and Iron Mountain Information Management, Inc.	Incorporated by reference to Exhibit 10.2 to HPSC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002
10.69	Master Amendment and Waiver, dated August 5, 2002, by and among HPSC Bravo Funding, LLC, HPSC, Inc., Triple-A Funding Corporation and Capital Markets Assurance Corporation	Incorporated by reference to Exhibit 10.3 to HPSC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002
10.70
	Second Amended and Restated Lease Receivable Purchase Agreement, dated August 5, 2002, by and among HPSC Bravo Funding, LLC, HPSC, Inc., Triple-A Funding Corporation and Capital Markets Assurance Corporation	Incorporated by reference to Exhibit 10.4 to HPSC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002
10.71
	Receivables Interest Purchase Agreement, dated August 5, 2002, by and among HPSC Bravo Funding, LLC, HPSC, Inc., Triple-A Funding Corporation, BNY Asset Solutions LLC, ING Capital LLC and Capital Markets Assurance Corporation	Incorporated by reference to Exhibit 10.5 to HPSC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002
10.72	Fifth Amended and Restated Loan and Security Agreement, dated August 5, 2002, by and among HPSC, Inc., the Banks named therein and Foothill Capital Corporation	Incorporated by reference to Exhibit 10.7 to HPSC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002
10.73
	Purchase and Sale Agreement, dated August 5, 2002, by and among Fleet National Bank, individually and as Agent, Keybank National Association, Banknorth, N.A., PNC Bank, National Association, Citizens Bank of Massachusetts and Foothill Capital Corporation.	Incorporated by reference to Exhibit 10.8 to HPSC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002
10.74	Fifth Amended and Restated Loan and Security Agreement, dated August 5, 2002, by and among American Commercial Finance Corporation, the Lenders named therein and Foothill Capital Corporation	Incorporated by reference to Exhibit 10.9 to HPSC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002
10.75
	Amendment No. 1 to Second Amended and Restated Lease Receivable Purchase Agreement, dated as of September 20, 2002, by and among HPSC Bravo Funding, LLC, HPSC, Inc. Triple A Funding Corporation and Capital market Assurance Corporation	Incorporated by reference to Exhibit 10.1 to HPSC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

*10.76	John Everets Employment Agreement, dated July 19, 2002	Incorporated by reference to Exhibit 10.2 to HPSC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002
*10.77	Raymond Doherty Employment Agreement, dated July 19, 2002	Incorporated by reference to Exhibit 10.3 to HPSC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002
10.78
	Amendment Number 1, dated as of November 8, 2002 to Fifth Amended and Restated Loan and Security Agreement dated as of August 5, 2002, by and among HPSC, Inc., each of the lenders that is a signatory thereto and Foothill Capital Corporation	Incorporated by reference to Exhibit 10.78 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 2002
10.79
	Amendment No. 2, dated as of January 29, 2003, to Second Amended and Restated Lease Receivables Purchase Agreement dated as of August 5, 2002,by and among HPSC Bravo Funding, LLC, HPSC, Inc., Triple-A One Funding Corporation, and Capital Markets Assurance Corporation	Incorporated by reference to Exhibit 10.79 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 2002
10.80
	Amendment Number 2, dated as of January 31, 2003 to Fifth Amended and Restated Loan and Security Agreement dated as of August 5, 2002, by and among HPSC, Inc., each of the lenders that is a signatory thereto and Foothill Capital Corporation	Incorporated by reference to Exhibit 10.80 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 2002
10.81	Amendment No. 2, dated as of March 19, 2003, to the Amended and Restated Purchase and Contribution Agreement dated as of March 31, 2000, by and between HPSC Bravo Funding, LLC and HPSC, Inc.	Incorporated by reference to Exhibit 10.81 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 2002
10.82
	Amendment No. 3, dated as of March 19, 2003, to the Second Amended and Restated Lease Receivables Purchase Agreement dated as of August 5, 2002, by and among HPSC Bravo Funding, LLC, HPSC, Inc., Triple-A One Funding Corporation and Capital Markets Assurance Corporation	Incorporated by reference to Exhibit 10.82 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 2002
13.1	HPSC, Inc. 2002 Annual Report to Shareholders (as restated)	Filed herewith
21.1	Subsidiaries of HPSC, Inc.	Incorporated by reference to Exhibit 21.1 to HPSC's Annual Report on Form 10-K for the fiscal year ended December 31, 2002
23.1	Consent of Deloitte & Touche LLP	Filed herewith
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer as to Periodic Financial Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer as to Periodic Financial Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*
Management contracts or compensatory plans or arrangements required to be filed as exhibits are identified by an asterisk.

(b) Reports on Form 8-K

        None

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HPSC, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HPSC, INC.
Dated: August 13, 2003	By:	/s/ JOHN W. EVERETS John W. Everets Chairman, Chief ExecutiveOfficer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of HPSC, Inc. and in the capacities and on the dates indicated.

NAME	TITLE	DATED

/s/ JOHN W. EVERETS John W. Everets	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	August 13, 2003
/s/ RAYMOND R. DOHERTY Raymond R. Doherty	President and Director	August 13, 2003
/s/ RENE LEFEBVRE Rene Lefebvre	Senior Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	August 13, 2003
/s/ WILLIAM S. HOFT William S. Hoft	Vice President–Finance (Principal Accounting Officer)	August 13, 2003
/s/ DOLLIE A. COLE Dollie A. Cole	Director	August 13, 2003
/s/ THOMAS M. MCDOUGAL Thomas M. McDougal	Director	August 13, 2003
/s/ SAMUEL P. COOLEY Samuel P. Cooley	Director	August 13, 2003
/s/ J. KERMIT BIRCHFIELD J. Kermit Birchfield	Director	August 13, 2003
/s/ RICHARD D. FIELD Richard D. Field	Director	August 13, 2003
/s/ LOWELL P. WEICKER, JR. Lowell P. Weicker, Jr.	Director	August 13, 2003

QuickLinks

EXPLANATORY NOTE
PART I
INVESTOR RELATIONS HPSC, INC. 60 STATE STREET BOSTON, MASSACHUSETTS 02109
PART II
FORWARD-LOOKING STATEMENTS
CERTAIN CONSIDERATIONS
PART III
PART IV
SIGNATURES