Form 10-Q
period 2003-06-30
HPSC INC
filed 2003-08-14
CIK 718909

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003 OR

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

YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: COMMON STOCK, PAR VALUE $0.01 PER SHARE, SHARES OUTSTANDING AT AUGUST 8, 2003, 4,308,947.

HPSC, INC.

HPSC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share amounts)

	June 30, 2003	December 31, 2002
ASSETS
CASH AND CASH EQUIVALENTS	$388	$51
RESTRICTED CASH- SERVICING UNDER SECURITIZATION AGREEMENTS	32,624	29,633

INVESTMENT IN LEASES AND NOTES:
Lease contracts and notes receivable due in installments	740,888	643,897
Notes receivable	18,143	21,052
Retained interest in leases and notes sold	31,351	33,974
Estimated residual value of equipment at end of lease term	25,660	25,573
Deferred origination costs	13,584	11,124
Less: Unearned income	(157,155)	(138,959)
Security deposits	(3,899)	(4,154)
Allowance for losses	(17,189)	(16,900)
Net investment in leases and notes	651,383	575,607

OTHER ASSETS	11,524	9,424
TOTAL ASSETS	$695,919	$614,715

LIABILITIES AND STOCKHOLDERS’ EQUITY
REVOLVING CREDIT BORROWINGS	$39,219	$43,437
SENIOR NOTES, NET OF DISCOUNT	569,161	473,830
SENIOR SUBORDINATED NOTES	15,960	17,960
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	21,740	24,663
ACCRUED INTEREST	1,683	1,931
INTEREST RATE SWAP CONTRACTS	10,476	16,050
DEFERRED INCOME TAXES	4,273	4,461
TOTAL LIABILITIES	662,512	582,332

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
PREFERRED STOCK, $1.00 par value; authorized 5,000,000 shares; issued - None	—	—
COMMON STOCK, $0.01 par value; 15,000,000 shares authorized; issued and outstanding 4,901,205 shares in 2003 and 4,817,705 in 2002	49	48
Additional paid-in capital	15,725	15,232
Retained earnings	31,947	32,517
Less: Treasury Stock (at cost) 685,951 shares in 2003 and 2002	(4,863)	(4,863)
Accumulated other comprehensive loss, net of tax	(8,863)	(9,745)
Deferred compensation	—	(106)
Notes receivable from officers and employees	(588)	(700)
TOTAL STOCKHOLDERS’ EQUITY	33,407	32,383
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$695,919	$614,715

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HPSC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(in thousands, except per share and share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
		(as restated- see Note 13)		(as restated- see Note 13)

REVENUES:
Earned income on leases and notes	$16,809	$16,577	$32,982	$32,898
Gain on sales of leases and notes	—	3,839	—	5,907
Provision for losses	(2,451)	(2,806)	(5,065)	(4,586)
Net revenues	14,358	17,610	27,917	34,219

EXPENSES:
Selling, general and administrative	5,646	5,566	12,281	10,524
Loss from employee defalcation	—	157	—	448
Interest expense	8,572	9,433	16,693	18,775
Interest income	(130)	(105)	(188)	(219)
Net operating expenses	14,088	15,051	28,786	29,528

INCOME (LOSS) BEFORE INCOME TAXES	270	2,559	(869)	4,691

PROVISION (BENEFIT) FOR INCOME TAXES	127	1,019	(299)	1,873

NET INCOME (LOSS)	$143	$1,540	$(570)	$2,818

BASIC NET INCOME (LOSS) PER SHARE	$0.03	$0.38	$(0.14)	$0.70

SHARES USED TO COMPUTE BASIC NET INCOME (LOSS) PER SHARE	4,195,966	4,064,324	4,153,889	4,030,106

DILUTED NET INCOME (LOSS) PER SHARE	$0.03	$0.35	$(0.14)	$0.66

SHARES USED TO COMPUTE DILUTED NET INCOME (LOSS) PER SHARE	4,465,251	4,356,722	4,153,889	4,274,475

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HPSC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR EACH OF THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(in thousands)

	June 30, 2003	June 30, 2002
		(as restated- see Note 13)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(570)	$2,818
Adjustments to reconcile net income to net cash provided by Operating activities:
Depreciation and amortization	4,205	3,697
Increase in deferred income taxes	(730)	1,541
Interest rate swap breakage costs	1,596	309
Restricted stock and option compensation	238	270
Gain on sales of lease contracts and notes receivable	—	(5,907)
Provision for losses on lease contracts and notes receivable	5,065	4,586
Increase in accrued interest	(248)	142
Decrease in accounts payable and accrued liabilities	(2,343)	961
Increase in accrued income taxes	223	125
Increase in operating related other assets	(1,682)	(234)
Cash provided by operating activities	5,754	8,308

CASH FLOWS FROM INVESTING ACTIVITIES:
Origination of lease contracts and notes receivable due in Installments	(166,674)	(143,802)
Portfolio receipts, net of amounts included in income	79,679	79,804
Proceeds from sales of lease contracts and notes receivable due in Installments	—	44,855
Net increase in notes receivable	2,909	(1,126)
Net decrease in security deposits	(255)	(634)
Net decrease in investing related other assets	229	479
Net decrease in loans to employees	82	49
Cash used in investing activities	(84,030)	(20,375)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of term securitization notes	(62,535)	(70,738)
Repayment of other senior notes	(322,137)	(18,020)
Repayment of senior subordinated notes	(2,000)	—
Proceeds from issuance of term securitization notes, net of debt issue Costs	321,221	—
Proceeds from issuance of other senior notes, net of debt issue costs	156,656	89,708
Net proceeds (repayments) from revolving credit borrowings	(4,218)	11,000
Interest rate swap breakage costs	(5,746)	(309)
Purchase of treasury stock	—	(388)
(Increase) decrease in restricted cash	(2,991)	1,433
Repayment of employee stock ownership plan promissory note	106	105
Exercise of employee stock options	257	88
Cash provided by financing activities	78,613	12,879

Net increase in cash and cash equivalents	337	812
Cash and cash equivalents at beginning of period	51	698
Cash and cash equivalents at end of period	$388	$1,510

Supplemental disclosures of cash flow information:
Interest paid	$14,151	$17,340
Income taxes paid	3	22

Non-cash transactions:
Asset sale transfers in satisfaction of senior notes	$—	$12,687

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HPSC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Basis of Presentation

The information presented for the interim periods is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of HPSC, Inc. (the “Company”), are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results to be expected for the full fiscal year. Certain 2002 amounts have been reclassified to conform with the 2003 presentation. These financial statements have been prepared in accordance with the instructions of Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. As a result, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s latest annual report on Form 10-K/A, as restated and filed on August 13, 2003.

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

In August 2002, Fleet National Bank assigned the Fleet Revolver to Foothill Capital Corporation and amended and restated the revolver agreement to provide that Foothill Capital Corporation would become the agent bank for a reconstituted group of lenders (the “Foothill Revolver”).  The Foothill Revolver, as initially structured, provided a line of credit to HPSC (the “HPSC Foothill Revolver”) and a separate line of credit to ACFC (the “ACFC Foothill Revolver”).  Under the terms of the HPSC Foothill Revolver, the Company could borrow up to $50,000,000 at variable interest rates of prime plus .50% to 1.00% and at LIBOR plus 2.50% to 3.00%, depending upon the Company’s balance sheet leverage. This line was temporarily increased to $60,000,000 for a three month period beginning November 2002 and then again for another three month period beginning in January 2003. At June 30, 2003, the Company had $39,219,000 outstanding under the HPSC Foothill Revolver. The HPSC Foothill Revolver expires on August 5, 2005.  Under the ACFC Foothill Revolver, ACFC could borrow up to $20,000,000 at a variable interest rate of prime plus 1.00% for the first 180 days and prime plus 2.00% thereafter.  The ACFC Foothill Revolver expired in February 2003 and was repaid in full.  In January 2003, the HPSC Foothill Revolver was amended to temporarily permit the Company to borrow up to $750,000 in the HPSC Foothill Revolver to finance the operations of its ACFC subsidiary, through July 2003.  Amounts borrowed by HPSC on behalf of ACFC were subsequently repaid in full in April 2003. The Company currently does not anticipate the need to provide liquidity to ACFC to support its day-to-day operations.  In May 2003, the HPSC Foothill Revolver was amended to increase the availability to the Company from $50,000,000 to $75,000,000. In addition, the level of spread to be paid by the Company above prime and LIBOR rates was increased by 25 basis points. The increased availability and pricing expires in August 2005 when the facility terminates.

The HPSC Foothill Revolver contains certain financial covenant requirements for the Company including, among others, tangible net worth, leverage, profitability levels, and portfolio delinquencies. The Company has received a waiver from the revolver lenders from the inception of the Foothill Revolver through the end of the quarter ended June 30, 2003 relating to the Company’s non-compliance with the leverage and net income covenant requirements in the HPSC Foothill Revolver arising out of the restatement described in Note 13.   The Company anticipates that it will need to obtain further waivers of the leverage covenant and/or amend the leverage covenant in future periods.  The Company intends to work with its lenders to obtain such waivers and/or amendments.

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

Also in August 2002, the Company entered into a financing arrangement, as part of the Bravo Facility, with ING Capital LLC (“ING”), pursuant to which ING agreed to provide the Company with additional liquidity of up to 3.75% of financing contracts held in the MBIA portion of the Bravo Facility, up to a maximum amount of $20,000,000 (the “ING portion of the Bravo Facility”). Interest on borrowings under the ING portion of the Bravo Facility is based on one-month LIBOR rates plus 3%.  Amounts due ING, which are subordinate to amounts due to the other lenders in the Bravo Facility, are subject to delinquency and default covenant requirements more restrictive than those contained in the MBIA portion of the Bravo Facility.  Proceeds from financings with ING were used to retire amounts outstanding under the Company’s Fleet Revolver and Foothill Revolver. At June 30, 2003, the ING portion of the Bravo Facility consisted of outstanding on-balance sheet debt of $9,594,000.

In January 2003, availability provided to the Company under the MBIA portion of the Bravo Facility was temporarily increased from $450,000,000 to $525,000,000.  This increased availability expired on March 31, 2003 upon the completion by the Company of a term securitization transaction (see Note 6).

In June 2003, the MBIA portion of the Bravo Facility was renewed and further amended to add Merrill Lynch Commercial Finance as a provider of financing under the facility.  In addition, total availability provided to the Company was increased from $450,000,000 to $600,000,000.

At June 30, 2003, the MBIA portion of the Bravo Facility consisted of total outstanding on-balance sheet debt of $64,843,000 and total off-balance sheet amounts outstanding of $182,533,000 related to sold financing contracts. Bravo incurs interest at variable-rates determined by the commercial paper market and enters into interest rate swap agreements to convert such variable rates into fixed-rate funding. In connection with these loans and sales, Bravo had interest rate swap contracts outstanding at June 30, 2003 with a total notional value of $246,375,000.

Both the MBIA and the ING portions of the Bravo Facility are subject to certain financial covenant requirements including, among others, tangible net worth, leverage, profitability levels, and portfolio delinquencies, which, as noted above, match substantially the covenant requirements of the Foothill Revolver. The Company has received a waiver through June 30, 2003 from its Bravo Facility lenders relating to the Company’s non-compliance with the leverage and net income covenant requirements in the Bravo Facility arising out of the restatement described in Note 13. The Company anticipates that it will need to obtain further waivers of the leverage covenant and/or amend the leverage covenant in future periods.  The Company intends to work with its Bravo Facility lenders to obtain such waivers and/or amendments.

5.  Equipment Receivables 2000-1

In December 2000, the Company completed a $527,106,000 private placement term securitization (“ER 2000-1”).  ER 2000-1 entered into interest rate swap contracts as a hedge against interest rate risk related to its variable-rate ER 2000-1 Class A and Class B-1 notes. At June 30, 2003, the Company had a total of $173,734,000 of ER 2000-1 notes outstanding on-balance sheet, net of unamortized original issue discount, related to contracts pledged by both Equipment Receivables 2000-1 LLC I and Equipment Receivables 2000-1 LLC II. In connection with the amounts financed through the issuance of its Class A and Class B-1 variable-rate notes, the Company had interest rate swap contracts outstanding with a total notional value of $155,662,000.

6.  Gloucester Funding 2003-1

On March 31, 2003, the Company completed a $323,190,000 private placement term securitization (“GF 2003-1”). HPSC, along with its special-purpose subsidiary, HPSC Bravo Funding LLC, transferred certain leases and notes to two newly formed special-purpose entities, HPSC Gloucester Funding 2003-1 LLC I (“GF 2003-1 LLC I”) and HPSC Gloucester Funding 2003-1 LLC II (“GF 2003-1 LLC II”). These entities issued notes (the “GF 2003-1 notes”) to finance the loan against the collateral consisting of the leases and notes transferred from HPSC and Bravo.

Proceeds from the issuance of the notes were used to retire senior notes outstanding on-balance sheet in both the MBIA and the ING portions of the Bravo Facility. The securitization also provided for $47,536,000 of the initial proceeds to be prefunded into a restricted cash account, to be utilized by GF 2003-1 LLC I and/or GF 2003-1 LLC II for the sole purpose of acquiring additional financing contracts from the Company. The prefunding period expired in June 2003 at which time 100% of the amount prefunded to the Company had been used for the purpose of acquiring subsequent contracts.  The GF 2003-1 securitization agreements also provided for $2,569,000 of the initial proceeds to be placed in a restricted cash account to service the initial interest payment requirements to the noteholders and the interest requirements on the prefunded borrowings during the prefunding period.

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

Financing contracts transferred to GF 2003-1 LLC I and GF 2003-1 LLC II were pledged as collateral for the GF 2003-1 Notes, with the financing contracts and associated indebtedness included on the Company’s Consolidated Balance Sheet. At June 30, 2003 this outstanding indebtedness totaled $316,187,000, with a weighted-average interest rate of 3.80%.

GF 2003-1 LLC I and GF 2003-1 LLC II issued seven classes of equipment contract backed notes. To provide additional credit enhancement, the classes of notes are structured to be payable in senior/subordinated order of priority. Details of the GF 2003-1 notes, ranked in senior/subordinated priority, are as follows at June 30, 2003:

($ in thousands)

Class	Original Principal Balance	Remaining Principal Balance	Coupon Rate, per annum	Rating
Class A-1	$123,310	$120,638	1 Month USD LIBOR +0.75%	Aaa/AAA
Class A-2	152,000	148,707	3.43%	Aaa/AAA
Class B	16,245	15,893	3.55%	Aa3/AA
Class C	12,825	12,547	4.39%	A3/A
Class D	6,840	6,692	5.56%	Baa3/BBB
Class E	9,405	9,201	10.16%	Ba3/BB
Class F	2,565	2,509	13.95%	B2/B
Total	$323,190	$316,187

7.  Segment Information

A summary of information about the Company’s operations by segment for the three and six months ended June 30, 2003 and 2002 are as follows:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	Licensed Professional Financing	Commercial and Industrial Financing	Total	Licensed Professional Financing	Commercial and Industrial Financing	Total
2003
Earned income on leases and notes	$16,503	$306	$16,809	$32,377	$605	$32,982
Gain on sales of leases and notes	—	—	—	—	—	—
Provision for losses	(2,451)	—	(2,451)	(4,990)	(75)	(5,065)
Selling, general and administrative expenses	(5,414)	(232)	(5,646)	(11,850)	(431)	(12,281)
Net profit contribution	8,638	74	8,712	15,537	99	15,636

Total assets				684,944	10,975	695,919

2002 (as restated- see Note 13)
Earned income on leases and notes	$15,848	$729	$16,577	$31,425	$1,473	$32,898
Gain on sales of leases and notes	3,839	—	3,839	5,907	—	5,907
Provision for losses	(2,591)	(215)	(2,806)	(4,371)	(215)	(4,586)
Selling, general and administrative expenses	(4,819)	(747)	(5,566)	(9,451)	(1,073)	(10,524)
Loss from employee defalcation	—	(157)	(157)	—	(448)	(448)
Net profit contribution	12,277	(390)	11,887	23,510	(263)	23,247

Total assets				602,335	32,177	634,512

The following reconciles net segment profit contribution as reported above to total consolidated income before income taxes:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2003	2002	2003	2002
		(as restated)		(as restated)

Net segment profit contribution	$8,712	$11,887	$15,636	$23,247
Interest expense	(8,572)	(9,433)	(16,693)	(18,775)
Interest income on cash balances	130	105	188	219
Income (loss) before income taxes	$270	$2,559	$(869)	$4,691

Other Segment Information - The Company derives substantially all of its revenues from domestic customers.  As of June 30, 2003, no single customer within the licensed professional financing segment accounted for greater than 1% of the total owned and serviced portfolio of that segment.  Within the commercial and industrial financing segment, the largest customer accounted for approximately 25% of the total portfolio of that segment.  The licensed professional financing segment relies on certain vendors to provide referrals to the Company.  For the six months ended June 30, 2003, no one vendor accounted for greater than 6% of the Company’s licensed professional financing originations.

8.  Derivative Instruments

The Company has interest rate swap contracts outstanding hedging variable-rate exposures to on-balance sheet debt obligations and also has interest rate swap contracts assigned to non-consolidated entities for the purpose of hedging variable-rate exposures for sold, off-balance sheet financing contracts.

On March 31, 2003, the Company transferred certain leases and notes from the Bravo Facility to GF 2003-1 and prepaid the related on-balance sheet debt in the Bravo Facility.  As a result, the forecasted transactions associated with certain interest rate swap contracts in the Bravo Facility became unlikely to occur and the Company consequently discontinued hedge accounting treatment and terminated several interest rate swap contracts hedging anticipated future interest payments related to the borrowings. The Company initially recorded an unrealized loss of $5,274,000 in Accumulated Other Comprehensive Loss before taxes. During the first quarter the Company subsequently reclassified a pre-tax realized derivative loss of $1,106,000 to the Statement of Operations representing the level yield adjustment associated with the original forecasted borrowings that the Company determined to become unlikely to occur. The remaining $4,168,000 recorded to accumulated other comprehensive loss before tax represents the accumulated other comprehensive loss associated with prior hedging of future borrowings that the Company continues to anticipate, which will be recognized as a yield adjustment to those borrowings as they occur. During the quarter ended June 30, 2003, the Company recognized $18,000 of such amounts.

The net fair value of all remaining swap contracts hedging on-balance sheet debt obligations, which is recorded on the Company’s balance sheet at June 30, 2003, was a net liability of $10,446,000 ($30,000 in swap assets recorded in Other Assets and $10,476,000 in swap liabilities). The net fair value of the remaining swap contracts hedging off-balance sheet amounts, which is not recorded on the Company’s consolidated balance sheet, was a liability of $9,965,000 at June 30, 2003.

Comprehensive income consists of unrealized gains and losses resulting from changes in the fair market value of cash flow hedges.  Details of the Company’s comprehensive income (loss) for the six months ended June 30, 2003 and 2002 are as follows:

For the six months ended June 30,	2003	2002
(in thousands)		(as restated)

Net income (loss)	$(570)	$2,818
Unrealized gains (losses) on interest rate swap contracts, net of taxes	(88)	(472)
Interest rate swap contracts assigned to qualified special entities upon securitization, net of tax	—	289
Amounts reclassed to net income related to GF 2003-1 transaction, net of taxes	683	—
Realized swap breakage costs included in net income, net of taxes	287	188

Comprehensive income	$312	$2,823

During the six months ended June 30, 2003 and 2002, the Company’s interest rate swaps effectively offset changes in the hedged portion of the cash flows of the Company’s variable-rate debt obligations. The swap breakage costs included in net income in the above table relate to the after-tax swap breakage during the current period. The total pretax cost to terminate the swap contracts for the six months ended June 30, 2003 and 2002 was $472,000 and $309,000, respectively, and is reflected as a component of selling, general and administrative expenses. The current year swap breakage fees includes $1,124,000 related to prior hedging of anticipated future borrowings that became probable of not occurring upon the transfer of certain leases and notes from the Bravo Facility to GF 2003-1 on March 31, 2003.

9.  Asset Sales

The Company routinely sells leases and notes due in installments pursuant to securitization agreements. Under each of its securitization agreements, the Company continues to service the financing contracts sold, subject to complying with certain covenants. The Company believes that its servicing fees approximate its estimated servicing costs, but it has limited market basis to assess the fair value of its servicing asset.  Accordingly, the Company has valued its servicing asset and deferred liability at zero.  The Company recognizes servicing fee revenues as earned over the servicing period in proportion to its servicing costs.

The following is a summary of certain cash flow activity received from and (paid to) securitization facilities for each of the six months ended June 30, 2003 and 2002:

(in thousands)	2003	2002
Asset sale transfers in satisfaction of senior notes	$—	$12,687
Cash proceeds from new securitizations	—	44,855
Cash collections from obligors, remitted to transferees	(34,985)	(11,981)
Servicing fees received	761	101
Transferor retained interest cash flows received	3,997	1,619

The Company periodically transfers and sells pools of its financing contracts to the sales portion of the Bravo facility. These pools of contracts were previously pledged as collateral for loans in the loan portion of the facility.  In these instances, the related debt is satisfied upon the transfer and sale of the financing contracts to the facility.  The total amount of asset sale transfers in satisfaction of senior notes was $0 and $12,687,000 for the six months ended June 30, 2003 and 2002, respectively.

The following is a summary of the performance of the Company’s total owned and managed financing contracts:

	Total Net Investment		Net Investment over 90 Days Past Due		Net Credit Losses
	At June 30,				For the Six Months Ended June 30,
(in thousands)	2003	2002	2003	2002	2003	2002
		(as restated)
Licensed professional financing	$797,785	$668,263	$26,845	$25,355	$4,777	$3,860
Commercial and industrial financing.	9,602	27,096	—	—	—	—
Total owned and managed	807,387	695,359	$26,845	$25,355	$4,777	$3,860

Less: Securitized licensed professional financing assets	156,004	98,419
Total owned	$651,383	$596,940

10.  Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. The Company applies the intrinsic value method under APB No. 25 to measure compensation expense related to grants of stock options.  No stock-based compensation costs related to stock options are reflected in net income.  If the Company had used the fair-value method to measure compensation under the accounting provisions of SFAS No. 123, reported net income and basic and diluted net income per share for the three and six months ended June 30, 2003 and 2002 would have been as follows:

Three months ended

Six months ended

(in thousands, except per share amounts)	2003	2002	2003	2002
		(as restated)		(as restated)
Net income (loss), as reported	$143	$1,540	$(570)	$2,818
Less: Total stock-based compensation expense determined under fair value method for all stock options granted, net of tax	(188)	(245)	(444)	(486)
Pro forma net income (loss)	$(45)	$1,295	$(1,014)	$2,332

Basic net income (loss) per share, as reported	$0.03	$0.38	$(0.14)	$0.70
Basic net income (loss) per share, pro forma	$(0.01)	$0.32	$(0.24)	$0.58

Diluted net income (loss) per share, as reported	$0.03	$0.35	$(0.14)	$0.66
Diluted net income (loss) per share, pro forma	$(0.01)	$0.30	$(0.24)	$0.55

The pro forma presentation only includes the effects of grants made subsequent to January 1, 1995.  The pro forma amounts may not be indicative of the future benefit, if any, to be received by the option holder.

11.  Guarantees

At June 30, 2003, the Company’s asset-based lending subsidiary, ACFC, had a trade guarantee outstanding for the benefit of one of its manufacturing customers for the purchase of raw materials from its vendor. The trade guarantee was for purchases totaling $194,000 and is reflected in Notes Receivable as well as Accounts Payable and Accrued Liabilities on the Company’s Consolidated Balance Sheet at June 30, 2003.

12.  Recent Accounting Pronouncements

SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities” was issued by the FASB in April 2003.  SFAS No. 149 amends Statement No. 133 for certain decisions made as part of the Derivatives Implementation Group process.  The Statement also amends prior accounting guidance to incorporate clarifications of the definition of a derivative.  SFAS No. 149 is effective for derivative contracts entered into or modified after June 30, 2003.  The Company does not believe the modified accounting requirements as provided by SFAS No. 149 will have a material effect on the Company’s consolidated financial statements.

In May 2003 SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” was issued.  The Statement seeks to eliminate diversity in practice by requiring issuers to classify as liabilities certain “freestanding” financial instruments.  Until now these types of instruments have been inconsistently reported by their issuers as either liabilities, as part of equity, or in the mezzanine section of the balance sheet.  The new accounting requirements become effective for financial instruments entered into or modified after May 31, 2003, or the first interim period beginning after June 15, 2003 for all existing financial instruments.  The Company does not believe the new accounting provisions will have a material effect on the Company’s consolidated financial results.

13.  Restatement

Subsequent to the issuance of the Company's 2002 consolidated financial statements, the Company, after consultation with its auditors, determined that two of the Company’s asset securitization special purpose entities do not meet the technical requirements of a non-consolidated qualified special purpose entity under the provisions of SFAS No. 140. The securitization subsidiaries affected are HPSC Equipment Receivables 2000-1 LLC I and HPSC Gloucester Funding 2003-1 LLC I. Since these subsidiaries do not meet the technical requirements of a non-consolidated qualified special purpose entity, they need to be consolidated, and the gains recognized in the consolidated Statement of Operations in conjunction with sale transfers for prior periods need to be reversed in the periods the transfers occurred.  This also has the effect of increasing earning assets and the debt related to those assets on the consolidated Balance Sheet in the respective periods the transfers took place.  The restatement effects results previously reported for the fourth quarter of 2000 through the first quarter of 2003.

As a result the accompanying consolidated financial statements for June 2002 have been restated.  Net income for the three months ended June 30, 2002 increased to $1,540,000 ($0.35 diluted net income per share) from $1,050,000 ($0.24 diluted net income per share) as previously reported.  For the six months ended June 30, 2002, net income increased to $2,818,000 ($0.66 diluted net income per share) compared to previously reported net income of $1,874,000 ($0.44 diluted net income per share).

A summary of the effects of the restatement on the Company’s Statements of Operations for the three and six months ended June 30, 2002 follows:

Income Statement

	For the Three Months Ended June 30, 2002		For the Six Months Ended June 30, 2002
(in thousands)	As Previously Reported	As Restated	As Previously Reported	As Restated

Earned income on leases and notes	$12,789	$16,577	$25,002	$32,898
Interest expense	6,452	9,433	12,434	18,775
INCOME BEFORE TAXES	1,752	2,559	3,136	4,691
Provision for income taxes	702	1,019	1,262	1,873
NET INCOME	$1,050	$1,540	$1,874	$2,818
BASIC NET INCOME PER SHARE	$0.26	$0.38	$0.47	$0.70
DILUTED NET INCOME PER SHARE	$0.24	$0.35	$0.44	$0.66

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As discussed in Note 13 to the consolidated financial statements, the Company has restated its financial statements for the three and six months ended June 30, 2002.  The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement.

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

Sales of Financing Contracts- The Company periodically sells leases and notes in its Bravo securitization facility and to various banks. Gains on sales of leases and notes are recognized in the consolidated statements of operations when the Company relinquishes control of the transferred financing contracts in accordance with SFAS No. 140. The Company typically provides credit enhancement through the establishment of a retained interest in the financing contracts sold. Recorded gains or losses upon the sale of financing contracts depend, in part, on the fair value of the retained interest. The Company must also continually evaluate its retained interest in financing contracts sold for impairment to its fair value. These routine fair value calculations require management to utilize certain estimates and assumptions regarding anticipated performance of the financing contracts sold, such as credit risk, prepayments, and discount rates. Management bases its estimates and assumptions on historical portfolio performance. There is no guarantee that historical financing contract portfolio performance will be indicative of future performance.

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

Results of Operations

The Company’s owned net investment in leases and notes increased by 13% to $651,383,000 at June 30, 2003 from $575,607,000 at December 31, 2002. The total managed portfolio of financing contracts, which includes both leases and notes owned by the Company as well as those sold to others and serviced by the Company, increased to $807,387,000 at June 30, 2003 from $756,741,000 at December 31, 2002, an increase of 7%.

Earned income from leases and notes for the three months ended June 30, 2003 was $16,809,000 compared to $16,577,000 for the same period in 2002.  For the six months ended June 30, 2003, earned income was $32,982,000 compared to $32,898,000 for the comparable period in 2002. The increase for the three and six month periods was due, in part, to an increase in the Company’s financing contract originations in 2003, offset by lower weighted-average implicit interest rates on the owned portfolio. Financing contract originations for the three months ended June 30, 2003 increased 10% to $81,717,000 compared to $74,220,000 for the same period in 2002. For the six months ended June 30, 2003, financing contract originations increased 16% to $159,684,000 from $137,671,000 for the same period in the prior year. As of June 30, 2003 and 2002, the weighted-average implicit interest rates on the Company’s owned licensed professional financing portfolio were 11.0% and 11.3%, respectively. Earned income, which is net of amortization of initial direct costs, is recognized over the life of the leases and notes using the effective-interest method.

The Company did not sell any portfolio assets during the three and six months ended June 30, 2003.  Pre-tax gains from sales of leases and notes for the three and six months ended June 30, 2002 were $3,839,000 and $5,907,000, respectively.  For the six months ended June 30, 2002, the Company sold a portion of its beneficial interest in leases and notes totaling $56,704,000.

Interest expense, net of interest income on cash balances, was $8,442,000 (50.2% of earned income) for the three months ended June 30, 2003, a 10% decrease from $9,328,000 (56.3% of earned income) for the same period in 2002.  For the six month period ended June 30, 2003, net interest expense was $16,505,000 (50.0% of earned income) compared to $18,556,000 (56.4% of earned income) for the same period in the prior year, an 11% decrease. The decrease in the current year was due to a lower weighted average cost of funds offset by higher debt balances. Based on average outstanding borrowings, the Company’s cost of funds, including its Senior Subordinated Notes, was 5.0% and 6.2% at June 30, 2003 and 2002, respectively.

Net financing margin (earned income less net interest expense) for the three months ended June 30, 2003 was $8,367,000 (49.8% of earned income) as compared to $7,249,000 (43.7% of earned income) for the second quarter of 2002, a 15% increase.  For the six months ended June 30, 2003, net financing margin increased 15% to $16,477,000 (50.0% of earned income) from $14,342,000 (43.6% of earned income) for the same period in the prior year. The increase in amount and percentage was largely due to improved spreads on a higher percentage of the Company’s financing portfolio.

The provision for losses for the second quarter of 2003 was $2,451,000 compared to $2,806,000 for the same period in 2002, a 13% decrease. The provision for losses for the six months ended June 30, 2003 was $5,065,000 compared to $4,586,000 for the six months ended June 30, 2002, an increase of 10%. The increase for the six month period resulted from an increase in portfolio balances, due in part, from higher levels of new financings in 2003. After reviewing the relative portfolio size as well as trends in delinquencies, the Company increased the amount of its provision for losses. At June 30, 2003, the Company’s allowance for losses was $17,189,000 (2.6% of owned net investment in leases and notes) compared to $16,900,000 (2.9% of owned net investment in leases and notes) at December 31, 2002. Total consolidated net charge-offs for the six months ended June 30, 2003 were $4,777,000 compared to $3,860,000 for the six months ended June 30, 2002.

Selling, general and administrative expenses for the quarter ended June 30, 2003 increased 1% to $5,646,000 compared to $5,566,000 for the same quarter in the prior year. For the six months ended June 30, 2003, selling, general and administrative expenses were $12,281,000 compared to $10,524,000 for the comparable 2002 period, an increase of 17%. The increase was partially due to higher advertising and marketing expenses, increased bank service charges and liquidity fees, and higher payroll and related expenses. In addition, swap breakage costs were higher in 2003 due to the discontinuance of hedge accounting treatment on several interest rate swap contracts when the Company transferred certain leases and notes from the Bravo Facility to GF 2003-1 LLC II upon the completion of the GF 2003-1 securitization. The Company has expensed $1,124,000, before tax, from accumulated other comprehensive loss related to prior hedging. An additional $4,150,000 of accumulated other comprehensive loss, before tax, related to prior hedging will be recognized as yield adjustments to future borrowings that continue to be anticipated. The increased selling, general and administrative items mentioned above were partially offset by lower legal and audit related fees in the current year as compared to the prior year when the Company incurred excessive fees due to an employee defalcation.

For the first six months of last year, the Company recorded a loss from the employee defalcation of $448,000 as compared to none in the current year.

The Company’s effective income tax rate for the six months ended June 30, 2003 and 2002 was approximately 34% and 40%, respectively. Net income for the three months ended June 30, 2003 was $143,000 ($0.03 diluted net income per share) compared to $1,540,000 ($0.35 diluted net income per share) for the same period in 2002. For the six months ended June 30, 2003, the Company recorded a net loss of $570,000 ($0.14 diluted net loss per share) compared to net income of $2,818,000 ($0.66 diluted net income per share) for the first six months in 2002. The decrease in net income for the six months in 2003 compared to 2002 was due to lower gains on sales of leases and notes, higher provision for losses, and higher selling, general and administrative expenses in the current year, offset by increased earned income on leases and notes and lower interest charges.

Liquidity and Capital Resources

Cash and Cash Flow Activities

At June 30, 2003, the Company had a total of $33,012,000 in cash, cash equivalents and restricted cash as compared to $29,684,000 at December 31, 2002. A significant portion of this cash was restricted pursuant to various securitization agreements. Components of restricted cash at June 30, 2003 and December 31, 2002 are detailed as follows:

(in thousands)	June 30, 2003	December 31, 2002

Cash collections- Bravo	$6,236	$11,504
Cash escrow- Bravo swap agreements	265	264
Cash collections- ER 2000-1 LLC I	2,055	4,351
Cash collections- ER 2000-1 LLC II	4,073	4,322
Cash escrow- ER 2000-1 swap agreement	1,000	1,000
Cash reserves- ER 2000-1	7,366	7,349
Cash collection- GF 2003-1 LLC I	410	—
Cash collection- GF 2003-1 LLC II	6,439	—
Capitalized Interest- GF 2003-1	694	—
Cash escrow- GF 2003-1 swap agreement	308	—
Back-up servicer transition reserve- GF 2003-1	100	—
Cash reserves- GF 2003-1	3,438	—
Cash collections- Foothill	240	435
Cash due purchaser of asset-based loans from ACFC	—	408
Total	$32,624	$29,633

The following is a description of the significant activities affecting the Company’s cash and cash equivalents for the six months ended June 30, 2003 and 2002.

Cash provided by operating activities for the six months ended June 30, 2003 was $5,754,000 compared to $8,308,000 for the same period in the prior year. The significant changes in cash provided by operating activities were a net loss of $570,000 in 2003 compared to net income of $2,818,000 in 2002, adjusted for a decrease in non-cash gains on sales of leases and notes from $5,907,000 in 2002 compared to none in 2003, increased provision for losses on leases and notes receivable of $5,065,000 in 2003 compared to $4,586,000 in the same period in the prior year, and an increase in interest rate swap breakage costs of $1,596,000 in the current year compared to $309,000 in 2002.

Cash used in investing activities was $84,030,000 for the six months ended June 30, 2003 compared to $20,375,000 for the six months ended June 30, 2002. The significant components of cash used in investing activities for the six months ended June 30, 2003 compared to June 30, 2002 included cash used to originate new leases and notes receivables of $166,674,000 in 2003 compared to

$143,802,000 in 2002. These were offset by portfolio receipts of $79,679,000 in 2003 compared to $79,804,000 inthe prior year.  In addition, notes receivable increased $2,909,000 in 2003 compared to a net decrease of $1,126,000 in the prior year, and proceeds from sales of leases and notes receivable were $44,855,000 for the first six months of last year compared to none in the current year.

Cash provided by financing activities was $78,613,000 for the six months ended June 30, 2003 compared to $12,879,000 for the same period in 2002. The major components of cash provided by financing activities include proceeds from the sale of the GF 2003-1 term securitization notes, net of debt issue costs, of $321,221,000 compared to none in the prior year, and proceeds from the issuance of Bravo Facility senior notes of $156,656,000 in 2003 as compared to $89,708,000 in the prior year. These were offset by higher senior note repayments of $322,137,000 for the six months ended June 30, 2003 compared to $18,020,000 for the same period in 2002, largely due to the transfer of certain financing contracts to GF 2003-1, and repayments of term securitization notes of $62,535,000 in the current year compared to $70,738,000 in the prior year. Senior subordinated note repayments were $2,000,000 in the first six months of 2003 compared to none in the prior year, and repayments of revolving credit borrowings were $4,218,000 in 2003 compared to net proceeds of $11,000,000 in the prior year.  In addition, restricted cash increased $2,991,000 during the six months ended June 30, 2003 compared to decrease of $1,433,000 for the same period in 2002. The increase was largely due to additional cash reserves required as credit support for the GF 2003-1 term securitization completed in March 2003.

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

In August 2002, Fleet National Bank assigned the Fleet Revolver to Foothill Capital Corporation, and amended and restated the revolver agreement to provide that Foothill Capital Corporation would become the agent bank for a reconstituted group of lenders (the “Foothill Revolver”).  The Foothill Revolver, as initially structured, provided a line of credit to HPSC (the “HPSC Foothill Revolver”) and a separate line of credit to ACFC (the “ACFC Foothill Revolver”).  Under the terms of the HPSC Foothill Revolver, the Company could borrow up to $50,000,000 at variable interest rates of prime plus .50% to 1.00% and at LIBOR plus 2.50% to 3.00%, depending upon the Company’s balance sheet leverage. This line was temporarily increased to $60,000,000 for a three month period beginning November 2002 and then again for another three month period beginning in January 2003. At June 30, 2003, the Company had $39,219,000 outstanding under the HPSC Foothill Revolver. The HPSC Foothill Revolver expires on August 5, 2005.  Under the ACFC Foothill Revolver, ACFC could borrow up to $20,000,000 at a variable interest rate of prime plus 1.00% for the first 180 days and prime plus 2.00% thereafter.  The ACFC Foothill Revolver expired in February 2003 and was repaid in full.  In January 2003, the HPSC Foothill Revolver was amended to temporarily permit the Company to borrow up to $750,000 in the HPSC Foothill Revolver to finance the operations of its ACFC subsidiary, through July 2003.  Amounts borrowed by HPSC on behalf of ACFC were subsequently repaid in full in April 2003. The Company currently does not anticipate the need to provide liquidity to ACFC to support its day-to-day operations.  In May 2003, the HPSC Foothill Revolver was amended to increase the availability to the Company from $50,000,000 to $75,000,000. In addition, the level of spread to be paid by the Company above the prime and LIBOR rates was increased by 25 basis points. The increased availability and pricing currently expires in August 2005 when the facility terminates

The HPSC Foothill Revolver contains certain financial covenant requirements for the Company including, among others, tangible net worth, leverage, profitability levels, and portfolio delinquencies. The Company has received a waiver from the revolver lenders from the inception of the Foothill Revolver through the end of the quarter ended June 30, 2003 relating to the Company’s non-compliance with the leverage and net income covenant requirements in the HPSC Foothill Revolver arising from the restatement described in Note 13. The Company anticipates that it will need to obtain further waivers of the leverage covenant and/or amend the leverage covenant in future periods.  The Company intends to work with its lenders to obtain such waivers and/or amendments.

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

Also in August 2002, the Company entered into a financing arrangement, as part of the Bravo Facility, with ING Capital LLC (“ING”), pursuant to which ING agreed to provide the Company with additional liquidity of up to 3.75% of financing contracts held in the MBIA portion of the Bravo Facility, up to a maximum amount of $20,000,000 (the “ING portion of the Bravo Facility”). Interest on borrowings under the ING portion of the Bravo Facility is based on one-month LIBOR rates plus 3%.  Amounts due ING, which are subordinate to amounts due to the other lenders in the Bravo Facility, are subject to delinquency and default covenant requirements more restrictive than those contained in the MBIA portion of the Bravo Facility.  Proceeds from financings with ING were used to retire amounts outstanding under the Company’s Fleet Revolver and Foothill Revolver. At June 30, 2003, the ING portion of the Bravo Facility consisted of outstanding on-balance sheet debt of $9,594,000.

In January 2003, availability provided to the Company under the MBIA portion of the Bravo Facility was temporarily increased from $450,000,000 to $525,000,000.  This increased availability expired on March 31, 2003 upon the completion by the Company of a term securitization transaction (see Note 6).  In June 2003, the MBIA portion of the Bravo Facility was renewed and further amended to add Merrill Lynch Commercial Finance as an additional provider of financing under the facility.  In addition, total availability provided to the Company was increased from $450,000,000 to $600,000,000.

Under the terms of the Bravo Facility, the Company contributes certain of its financing contracts to Bravo, which in turn, either pledges or sells its interests in these contracts to a commercial paper conduit entity. Credit enhancement is provided to the noteholders through financial guarantees provided by MBIA of the payment of principal and interest on the notes.  The Company’s current financing strategy is to transfer eligible financing contracts to Bravo on a monthly basis, thereby minimizing its exposure to fluctuating interest rates in the Foothill Revolver.  Financing contracts pledged by Bravo to the conduit entity, along with the associated debt, are included on the Company’s Consolidated Balance Sheet.  In the case of financing contracts sold by Bravo to the conduit entity, the assets and associated debt are removed from the Company’s Consolidated Balance Sheet. Additional credit enhancement is provided to investors through the subordination of the Company’s retained interest in the financing contracts sold. Risk of loss to the Company is limited to the extent of the Company’s retained interest and residual values of equipment covered by the financing contracts sold. Bravo incurs interest at variable interest rates determined by the commercial paper market and enters into interest rate swap contracts to assure fixed-rate funding.  Monthly settlements of principal and interest payments on the notes issued by the commercial paper conduit are made from collections on the Bravo financing contract portfolio. The Company is the servicer of the Bravo portfolio, subject to its meeting certain performance covenants.

Upon the completion of a term securitization on March 31, 2003 (see GF 2003-1), the Company repaid $260,034,000 of principal outstanding in the MBIA portion of the Bravo Facility and $8,640,000 of principal outstanding in the ING portion of the Bravo Facility. At June 30, 2003, the MBIA portion of the Bravo Facility consisted of total outstanding on-balance sheet debt of $64,843,000 and total off-balance sheet amounts outstanding of $182,533,000 related to sold financing contracts. Bravo incurs interest at variable-rates determined by the commercial paper market and enters into interest rate swap agreements to convert such variable rates into fixed-rate funding. In connection with these loans and sales, Bravo had interest rate swap contracts outstanding at June 30, 2003 with a total notional value of $246,375,000.

Both the MBIA and the ING portions of the Bravo Facility are subject to certain financial covenant requirements including, among others, tangible net worth, leverage, profitability levels, and portfolio delinquencies, which, as noted above, match substantially the covenant requirements of the Foothill Revolver. The Company has received a waiver through June 30, 2003 from its Bravo Facility lenders relating to the Company’s non-compliance with the leverage and net income covenant requirements in the Bravo Facility arising from the restatement described in Note 13. The Company anticipates that it will need to obtain further waivers of the leverage covenant and/or amend the leverage covenant in future periods.  The Company intends to work with its Bravo Facility lenders to obtain such waivers and/or amendments.

ER 2000-1

In December 2000, the Company completed a $527,106,000 private placement term securitization, referred to as ER 2000-1.  HPSC, along with its subsidiaries ACFC, Bravo, and HPSC Capital Funding, Inc. (a special-purpose entity subsequently dissolved in June 2001), transferred certain leases and notes to newly formed special-purpose entities, ER 2000-1 LLC I and ER 2000-1 LLC II. ER 2000-1 LLC I and ER 2000-1 LLC II issued notes to finance the loans secured by collateral consisting of the leases and notes transferred from HPSC, ACFC, Bravo and Capital.  Financing contracts transferred to ER 2000-1 LLC I and ER 2000-1 LLC II were pledged as collateral for the ER 2000-1 notes, with the carrying value of the financing contracts and associated debt included in the Company’s consolidated balance sheet. The proceeds from the ER 2000-1 notes were used to retire senior notes and other obligations outstanding in both the Bravo Facility and Capital Facility as well as to pay down amounts outstanding under the Fleet Revolver.

The Company provides additional credit enhancement to the ER 2000-1 noteholders through the creation of both cash reserve and residual payment accounts. Pursuant to the terms of the ER 2000-1 securitization, certain excess cash flows generated by the portfolio are deposited to the cash reserve account or residual payment account, up to agreed-upon limits. These restricted cash accounts are available to fund monthly interest and principal payments on the ER 2000-1 notes in the event of deficiencies from the monthly collections.  At June 30, 2003 and December 31, 2002, the balance in these restricted cash reserve accounts was $7,366,000 and $7,349,000, respectively. The Company may also provide additional credit enhancement through the substitution of new leases and notes for leases and notes previously contributed to the securitization, up to certain defined limits.

ER 2000-1 entered into interest rate swap contracts as a hedge against interest rate risk related to its variable-rate obligations on the Class A and Class B-1 ER 2000-1 notes. The interest rate swap contracts have the effect of converting the Company’s interest payments on those notes from a variable-rate to a fixed-rate, thereby locking in spreads on the Company’s financing portfolio.  At June 30, 2003, ER 2000-1 LLC I and ER 2000-1 LLC II had total debt outstanding, net of unamortized original issue discount, with a remaining principal balance of $173,734,000. In connection with the amounts financed through the issuance of its Class A and Class B-1 variable-rate notes, the Company had interest rate swap contracts outstanding with a total notional value of $155,662,000.

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

GF 2003-1

On March 31, 2003, the Company completed a $323,190,000 private placement term securitization.  HPSC, along with its special purpose subsidiary, HPSC Bravo Funding, LLC, transferred certain lease and note contracts to newly formed special-purpose entities, HPSC Gloucester Funding 2003-1 LLC I (“GF 2003-1 LLC I”) and HPSC Gloucester Funding 2003-1 LLC II (“GF 2003-1 LLC II”). GF 2003-1 LLC I and GF 2003-1 LLC II issued notes to make loans secured by the collateral consisting of the leases and notes transferred from HPSC and Bravo. Financing contracts transferred to GF 2003-1 LLC I and GF 2003-1 LLC II were pledged as collateral on the GF 2003-1 notes, with the carrying value of the financing contracts and associated debt included in the Company’s consolidated balance sheet. The proceeds from the GF 2003-1 notes were used to retire senior notes and other obligations outstanding in both the MBIA and the ING portions of the Bravo Facility.

The securitization further provided for initial proceeds of $47,536,000 to be prefunded to GF 2003-1 LLC I and GF 2003-1 LLC II for the sole purpose of those entities acquiring additional financing contracts from the Company.  The prefunding period expired in June 2003, at which time 100% of the amount prefunded to the Company had been used for the purpose of acquiring subsequent contracts. The GF 2003-1 securitization agreements also provided for $2,569,000 of the initial proceeds to be placed in a restricted cash account to service the initial interest requirements to the noteholders and the interest requirements on the prefunded borrowings during the prefunding period. At the time of entering into an interest rate swap contract, the Company deposited $308,000 into an interest bearing, cash escrow account as collateral for the swap contracts. The Company provided additional credit enhancement to the GF 2003-1 noteholders through the creation of both cash reserve and residual payment accounts. Pursuant to the terms of the GF 2003-1 securitization agreements, certain excess cash flows generated by the portfolio are to be deposited to the cash reserve account or residual payment account, up to agreed-upon limits. These restricted cash accounts are available to fund monthly interest and principal payments on the notes in the event of deficiencies from the monthly collections.  At June 30, 2003 the balance in these restricted cash reserve accounts was $3,438,000. The Company may also provide additional credit enhancement for the 2003-1 notes through the substitution of new leases and notes for leases and notes previously contributed to the securitization, up to certain defined limits.

GF 2003-1 entered into an interest rate swap contract as a hedge against interest rate risk related to its variable-rate obligations on the GF 2003-1 Class A-1 notes. The interest rate swap contract has the effect of converting the Company’s interest payments on the GF 2003-1 Class A-1 notes from a variable-rate to a fixed-rate, thereby locking in spreads on the Company’s financing portfolio. At June 30, 2003, GF 2003-1 LLC I and GF 2003-1 LLC II had total debt outstanding with a remaining principal balance of $316,187,000. In connection with the amounts financed through the issuance of its Class A-1 variable-rate notes, the Company had interest rate swap contracts outstanding with a total notional value of $120,638,000.

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

Various Banks

The Company periodically enters into secured, fixed-rate, fixed-term loan agreements with various banks for purposes of financing its operations. The loans are generally subject to recourse and performance covenants. At June 30, 2003, the Company had outstanding borrowings under such loan agreements of approximately $4,803,000 with annual interest rates ranging from 6.5% to 8.0%. These loans are included on the Company’s consolidated balance sheet as senior notes.

Senior Subordinated Notes

In March 1997, the Company issued  $20,000,000 of unsecured senior subordinated notes due in 2007 (“Senior Subordinated Notes”) bearing interest at a fixed-rate of 11% (the “Note Offering”).  The Company received approximately $18,300,000 in net proceeds from the Note Offering and used such proceeds to repay amounts outstanding under the Fleet Revolver.  The Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, other than through the operation of a sinking fund at established redemption prices plus accrued but unpaid interest to the date of repurchase.  Beginning July 1, 2002, the Company began redeeming, through scheduled sinking-fund payments, a portion of the aggregate principal amount of the Senior Subordinated Notes at a redemption price of $1,000,000 plus accrued but unpaid interest to the redemption date. Such payments are required on January 1, April 1, July 1, and October 1 of each year until maturity.  At June 30, 2003, the Company had outstanding Senior Subordinated Notes of $15,960,000.  The Senior Subordinated Notes are full recourse to the Company.

Summary of Total Obligations

A summary of the Company’s total debt obligations and the total on-and-off balance sheet financing contracts outstanding through the Company’s various securitization facilities at June 30, 2003 was as follows:

(in thousands)	On-Balance Sheet Debt Obligations	Off-Balance Sheet Sold Financing Contracts	Total
Revolving credit arrangement, due August 2005	$39,219	$—	$39,219
Unsecured Senior Subordinated Notes, due March 2007	15,960	—	15,960
Various banks, due June 2004 through January 2007	4,803	—	4,803
Bravo Funding, LLC, due June 2004	74,437	182,533	256,970
ER 2000-1 LLC I and LLC II, due December 2008	174,126	—	174,126
GF 2003-1 LLC I and LLC II, due March 2010	316,187	—	316,187
Subtotal	624,732	182,533	807,265
Less: Original issue discount on ER 2000-1 notes	(392)	—	(392)
Total	$624,340	$182,533	$806,873

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

The Company temporarily warehouses its new fixed-rate financing contracts through variable-rate revolving credit borrowings until permanent fixed-rate financing is obtained through its securitization facilities.  The Company is exposed to interest rate changes between the time a new financing contract is approved and the time the permanent, fixed-rate financing is completed, thereby locking in financing spreads.  To mitigate this exposure, the Company generally obtains such permanent financing within 60 days of the activation of a new financing contract.  The Company believes it will be able to continue to utilize this operating strategy. The Company further manages its exposure to interest rate risk by entering into interest rate swap contracts as a hedge against variable-rate interest incurred in the Bravo Facility, the Class A and Class B-1 notes issued under the ER 2000-1 term securitization and the Class A-1 notes issued under the GF 2003-1 term securitization. These swap agreements have the effect of converting the Company’s debt from its securitizations from a variable-rate to a fixed-rate. At June 30, 2003, the net marked-to-market value of interest rate swap contracts hedging on-balance sheet debt obligations was a net liability of $10,446,000. Assuming a hypothetical 10% reduction in interest rates from current weighted-average swap rates at June 30, 2003, the marked-to-market valuation of these swap agreements would have been a net liability of approximately $12,493,000.

The Company’s portfolio of financing contracts originated in its licensed professional financing segment are fixed-rate, non-cancelable, full payout leases and notes. Changes in current market interest rates result in unrealized gains or losses in the fair value of the Company’s fixed-rate assets and fixed-rate debt. In a rising interest rate environment, fixed-rate assets lose market value whereas fixed-rate liabilities gain market value. The opposite is true in a declining rate environment. The fair value of fixed-rate financial assets and liabilities can be determined by discounting associated cashflows at market rates currently available for instruments with similar risk characteristics and maturities. Sensitivity analysis can be applied to determine the positive or negative effect market risk exposures may have on the fair value of the Company’s financial assets and liabilities. The following table summarizes the carrying value and estimated fair value of the Company’s fixed-rate assets and liabilities at June 30, 2003. The table also demonstrates the degree of sensitivity to the fair value of the Company’s fixed-rate financial assets and liabilities assuming a hypothetical 10% adverse change from actual rates:

(in thousands)	Carrying Value	Fair Value	10% change
Fixed-rate leases and notes due in installments	$633,240	$643,562	$621,051
Fixed-rate debt	575,525	545,558	581,909

The Company’s variable-rate assets primarily consist of commercial and industrial asset-based revolving loans originated by ACFC. Variable-rate debt consists of borrowings outstanding in both the HPSC Foothill Revolver and the ING portion of the Bravo Facility.  The carrying value of variable-rate assets and liabilities approximates current fair values. Sensitivity analysis can be used to determine the positive or negative effect on the Company’s interest income and expenses due to changes in market interest rates, as summarized as follows at June 30, 2003:

(in thousands)	Carrying Value	Fair Value	+/-10% change (Note A)
Variable-rate notes receivable	$18,143	$18,143	$ +/-175
Variable-rate debt	48,815	48,815	+/-245

Note A:  Annualized positive or negative change to interest income and interest expense assuming +/- 10% change from current weighted-average market rates.

ITEM 4

CONTROLS AND PROCEDURES

Disclosure controls and procedures:  Based on their evaluation as of the end of the period covered by this Form 10-Q, the principal executive officer and the principal financial officer of the Company have  evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Disclosure controls and procedures are the controls and other procedures designed to ensure that the Company record, process, summarize and report in a timely manner the information it must disclose in the reports filed with the SEC.  Based on this review, Messrs. Everets and Lefebvre concluded that, as of the date of their evaluation, the Company’s disclosure controls were effective in timely alerting them to material information relating to the Company required to be included in this quarterly report on Form 10-Q.

Internal controls:  As of the date of the evaluation described above, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect those controls.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act.  When used in this Form 10-Q, the words “believes,” “anticipates,” “expects,” “plans,” “intends,” “estimates,” “continue,” “may,” or “will” (or the negative of such words) and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties including, but not limited to, the following:  the Company’s dependence on maintaining and increasing funding sources; restrictive covenants in funding documents; the Company’s need to obtain waivers and/or amendments of certain covenants under its funding agreements; payment restrictions and default risks in asset securitization transactions to which the Company is a party; customer credit risks; competition for customers and for capital funding at favorable rates relative to the capital costs of the Company’s competitors; changes in healthcare payment policies; interest rate risk; the risk that the Company may not be able to realize the residual value on financed equipment at the end of its lease term; interest rate hedge contract risks; risks associated with the sale of certain receivable pools by the Company; dependence on sales representatives and the current management team; and fluctuations in quarterly operating results. The Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K/A for the year ended December 31, 2002, contain additional information concerning such risk factors.  Actual results in the future could differ materially from those described in the forward-looking statements as a result of the risk factors set forth above, and the risk factors described in the Annual Report on Form 10-K/A.  HPSC cautions the reader, however, that such list of risk factors may not be exhaustive. HPSC undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

HPSC, INC.

PART II.  OTHER INFORMATION

Items 1 through 3 are omitted because they are inapplicable.

Item 4.  Submission of matters to a vote of the security holders:

a)              The Annual Meeting of Stockholders was held on May 15, 2003

b)             Not applicable

c)              The stockholders elected the following three persons to serve as Class II Directors:

	For	Abstain

Samuel P. Cooley	4,009,225	8,684
Raymond R. Doherty	4,009,105	8,804
Richard D. Field	4,008,725	9,184

The stockholders ratified the appointment of Deloitte & Touche LLP as the independent auditors of the Company for the fiscal year ending December 31, 2003:

For	Against	Abstain

3,995,309	7,950	14,650

d)             Not applicable

Item 5.  Other Information

The Company’s Chief Executive Officer and Chief Financial Officer have furnished to the SEC the certification with respect to this Form 10-Q that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6.  Exhibits and Reports on Form 8-K

a)              Exhibits

10.1

Amendment Number Three, dated as of May 8, 2003 to Fifth Amended and Restated Loan and Security Agreement dated as of August 5, 2002, by and among HPSC, Inc., each of the lenders that is a signatory thereto and Foothill Capital Corporation.

10.2

Amendment Number Four, dated as of May 14, 2003 to Fifth Amended and Restated Loan and Security Agreement dated as of August 5, 2002, by and among HPSC, Inc., each of the lenders that is a signatory thereto and Foothill Capital Corporation.

10.3	Second Amended and Restated Purchase and Contribution Agreement between HPSC Bravo Funding, LLC, as the Buyer, and HPSC, Inc., as the Seller and as Servicer, and dated as of June 19, 2003.
10.4

Third Amended and Restated Lease Receivables Purchase Agreement  among HPSC Bravo Funding, LLC, as Seller, HPSC, Inc., as Servicer, Triple-A One Funding Corporation, as a Purchaser, Merrill Lynch Commercial Finance Corp., as a Purchaser and as a Managing Agent, Capital Markets Assurance Corporation and MBIA Insurance Corporation, as successor in interest to Capital Markets Assurance Corporation, as a Managing Agent, as the Insurer and as the Collateral Agent, dated as of June 19, 2003.

10.5

Assignment of Rights Under the Custodial Agreement executed by HPSC Bravo Funding, LLC, Triple-A One Funding Corporation, Capital Markets Assurance Corporation, MBIA Insurance Corporation, and Iron Mountain Information Management, Inc., as the Custodian thereunder, dated as of June 19, 2003.

10.6

Amended and Restated Insurance and Indemnity Agreement  among Capital Markets Assurance Corporation, Triple-A One Funding Corporation, Merrill Lynch Commercial Finance Corp., individually and as Managing Agent, MBIA Insurance Corporation, as Insurer, Collateral Agent and a Managing Agent, National Australia Bank Limited as Agent for the Liquidity Banks and as an Insured Party, and HPSC Bravo Funding, LLC, dated as of June 19, 2003.

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

b)             Reports on Form 8-K:

During the period for which this report is filed, the Company filed with the Commission the following report of Form 8-K:

The Company announced on April 18, 2003 that it completed a $323 million asset-backed securitization on March 31, 2003. Additionally, on March 31, 2003, the Company entered into a letter agreement amending the Servicing Agreement dated December 1, 2000, between HPSC, Inc. and BNY Midwest Trust Company related to the 2000 securitization.

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

Dated: August 13, 2003