Form 10-Q/A
period 2002-09-30
HPSC INC
filed 2003-09-03
CIK 718909

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002 (As Restated) OR

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

EXPLANATORY NOTE

This Form 10-Q/A amends the Registrant’s quarterly report on Form 10-Q as of and for the three and nine months ended September 30, 2002 as filed on November 14, 2002, and is being filed to reflect the restatement of the Registrant’s Condensed Consolidated Financial Statements included therein due to re-examination of the Company’s off balance sheet subsidiary structure.  See Note 11 to the Condensed Consolidated Financial Statements for further discussion on this matter.  Each item of the 2002 third quarter Form 10-Q that was affected by the restatement has been amended and restated.  Additionally, events subsequent to the filing of the Form 10-Q, which are unrelated to the above mentioned matter, have been added in Note 10.  No attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the original Form 10-Q except as required to reflect the effects of the restatement.

HPSC, INC.

HPSC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share amounts)

(unaudited)

	September 30, 2002	December 31, 2001
	(As restated, see Note 11)
ASSETS
CASH AND CASH EQUIVALENTS	$205	$698
RESTRICTED CASH- SERVICING UNDER SECURITIZATION AGREEMENTS	29,166	28,786
INVESTMENT IN LEASES AND NOTES:
Lease contracts and notes receivable due in installments	651,157	675,025
Notes receivable	32,087	34,133
Retained interest in leases and notes sold	26,490	12,294
Estimated residual value of equipment at end of lease term	25,186	24,113
Deferred origination costs	11,885	11,940
Less: Unearned income	(140,145)	(143,829)
Security deposits	(4,223)	(5,051)
Allowance for losses	(16,216)	(15,359)
Net investment in leases and notes	586,221	593,266

INTEREST RATE SWAP CONTRACTS	—	9
OTHER ASSETS	9,188	9,884
TOTAL ASSETS	$624,780	$632,643

LIABILITIES AND STOCKHOLDERS’ EQUITY
REVOLVING CREDIT BORROWINGS	$48,266	$52,000
SENIOR NOTES, NET OF DISCOUNT	487,480	497,408
SENIOR SUBORDINATED NOTES	18,960	19,985
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	18,067	18,982
ACCRUED INTEREST	2,549	2,070
INTEREST RATE SWAP CONTRACTS	19,570	14,857
DEFERRED INCOME TAXES	1,480	735
TOTAL LIABILITIES	596,372	606,037

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
PREFERRED STOCK, $1.00 par value; authorized 5,000,000 shares; issued - None	—	—
COMMON STOCK, $0.01 par value; 15,000,000 shares authorized; issued and outstanding 4,813,205 shares in 2002 and 4,779,530 in 2001	48	48
Additional paid-in capital	15,153	14,867
Retained earnings	30,658	26,051
Less: Treasury Stock (at cost) 674,251 shares in 2002 and 615,765 in 2001	(4,770)	(4,325)
Accumulated other comprehensive loss, net of tax	(11,867)	(8,979)
Deferred compensation	(106)	(305)
Notes receivable from officers and employees	(708)	(751)
TOTAL STOCKHOLDERS’ EQUITY	28,408	26,606
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$624,780	$632,643

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HPSC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (As restated, see Note 11)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

(in thousands, except per share and share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

REVENUES:
Earned income on leases and notes	$16,482	$16,485	$49,380	$47,323
Gain on sales of leases and notes	4,884	2,229	10,791	2,229
Provision for losses	(3,844)	(2,752)	(8,430)	(6,812)
Net revenues	17,522	15,962	51,741	42,740

EXPENSES:
Selling, general and administrative	5,316	5,453	15,841	16,885
Loss from employee defalcation	—	105	448	858
Interest expense	9,333	10,322	28,107	31,161
Interest income	(100)	(193)	(319)	(1,730)
Net operating expenses	14,549	15,687	44,077	47,174

INCOME (LOSS) BEFORE INCOME TAXES	2,973	275	7,664	(4,434)

PROVISION (BENEFIT) FOR INCOME TAXES	1,184	116	3,057	(1,702)

NET INCOME (LOSS)	$1,789	$159	$4,607	$(2,732)

BASIC NET INCOME (LOSS) PER SHARE	$0.44	$0.04	$1.14	$(0.69)

SHARES USED TO COMPUTE BASIC NET INCOME (LOSS) PER SHARE	4,094,747	3,987,484	4,052,373	3,968,015

DILUTED NET INCOME (LOSS) PER SHARE	$0.40	$0.04	$1.06	$(0.69)

SHARES USED TO COMPUTE DILUTED NET INCOME (LOSS) PER SHARE	4,422,328	4,343,260	4,327,059	3,968,015

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HPSC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (As restated, see Note 11)

FOR EACH OF THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

(in thousands)

(unaudited)

	September 30, 2002	September 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$4,607	$(2,732)
Adjustments to reconcile net income to net cash provided by (used in) Operating activities:
Depreciation and amortization	5,912	5,429
Increase (decrease) in deferred income taxes	2,579	(2,057)
Interest rate swap breakage costs	451	539
Restricted stock and option compensation	348	485
Gain on sales of lease contracts and notes receivable	(10,791)	(2,229)
Provision for losses on lease contracts and notes receivable	8,430	6,812
Increase (decrease) in accrued interest	479	28
Increase (decrease) in accounts payable and accrued liabilities	2,090	(7,551)
Increase in accrued income taxes	277	202
Increase in operating related other assets	(1,500)	(1,107)
Cash provided by (used in) operating activities	12,882	(2,181)

CASH FLOWS FROM INVESTING ACTIVITIES:
Origination of lease contracts and notes receivable due in Installments	(229,498)	(193,134)
Portfolio receipts, net of amounts included in income	121,887	110,502
Proceeds from sales of lease contracts and notes receivable due in Installments	44,855	17,178
Net (increase) decrease in notes receivable	2,046	(2,021)
Net decrease in security deposits	(828)	(569)
Net (increase) decrease in loans to employees	55	(351)
Net decrease in investing related other assets	431	262
Cash used in investing activities	(61,052)	(68,133)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of term securitization notes	(101,079)	(101,312)
Repayment of other senior notes	(29,674)	(24,577)
Repayment of senior subordinated notes	(1,025)	—
Proceeds from issuance of term securitization notes, net of debt issue Costs	—	4,563
Proceeds from issuance of other senior notes, net of debt issue costs	184,239	101,163
Net proceeds (repayments) from revolving credit borrowings	(3,734)	6,000
Interest rate swap breakage costs	(451)	(539)
Purchase of treasury stock	(445)	(350)
(Increase) decrease in restricted cash	(380)	89,284
Repayment of employee stock ownership plan promissory note	105	105
Exercise of employee stock options	121	187
Cash provided by financing activities	47,677	74,524

Net increase (decrease) in cash and cash equivalents	(493)	4,210
Cash and cash equivalents at beginning of period	698	—
Cash and cash equivalents at end of period	$205	$4,210

Supplemental disclosures of cash flow information:
Interest paid	$24,717	$28,350
Income taxes paid	29	134

Non-cash transactions:
Asset sale transfers in satisfaction of senior notes	$63,754	$—

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HPSC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Basis of Presentation

The information presented for the interim periods is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of HPSC, Inc. (the “Company”), are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results to be expected for the full fiscal year. Certain 2001 amounts have been reclassified to conform with the 2002 presentation. As discussed in Note 11 to the condensed consolidated financial statements, the Company has restated its financial statements for the three and nine months ended September 30, 2002 and 2001. These financial statements have been prepared in accordance with the instructions of Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. As a result, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s latest annual report on Form 10-K/A filed on August 14, 2002.

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

ER 2000-1 entered into interest rate swap contracts as a hedge against interest rate risk related to its variable-rate obligations on the ER 2000-1 Class A and Class B-1 notes. At September 30, 2002, there was a total of $258,642,000 of ER 2000-1 notes outstanding, net of unamortized original issue discount, related to contracts pledged by Equipment Receivables 2000-1 LLC I (“ER 2000-1 LLC I”) and Equipment Receivables 2000-1 LLC II (“ER 2000-1 LLC II”). In connection with the amounts financed by ER 2000-1 LLC I and ER 2000-1 LLC II through the issuance of its Class A and Class B-1 variable-rate notes, the Company had interest rate swap contracts outstanding with a total notional value of $231,805,000.

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

Both the HPSC and the ACFC Foothill Revolvers are subject to certain financial covenant requirements including, among others, tangible net worth, leverage, profitability levels, and interest coverage. At September 30, 2002, ACFC was not in compliance with the interest coverage requirement under the ACFC Foothill Revolver.  However, the Company received a waiver from Foothill Capital Corporation regarding the company’s non-compliance for the quarter.  In addition, the Company has received a waiver from the HPSC Foothill Revolver lenders from the inception of the HPSC Foothill Revolver through the end of the quarter ended June 30, 2003 relating to the Company’s non-compliance with the leverage and net income covenant requirements in the HPSC Foothill Revolver arising out of the restatement described in Note 11. The Company anticipates that it will need to obtain further waivers of the leverage covenant and/or amend the leverage covenant in future periods.  The Company intends to work with its lenders to obtain such waivers and/or amendments.

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

The Company has received a waiver through June 30, 2003 from its Bravo Facility lenders relating to the Company’s non-compliance with the leverage and net income covenant requirements in the Bravo Facility arising out of the restatement described in Note 11. The Company anticipates that it will need to obtain further waivers of the leverage covenant and/or amend the leverage covenant in future periods.  The Company intends to work with its Bravo Facility lenders to obtain such waivers and/or amendments.

6.  Segment Information

A summary of information about the Company’s operations by segment for the three and nine months ended September 30, 2002 and 2001 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	Licensed Professional Financing	Commercial and Industrial Financing	Total	Licensed Professional Financing	Commercial and Industrial Financing	Total
2002
Earned income on leases and notes	$15,838	$644	$16,482	$47,263	$2,117	$49,380
Gain on sales of leases and notes	4,884	—	4,884	10,791	—	10,791
Provision for losses	(2,564)	(1,280)	(3,844)	(6,935)	(1,495)	(8,430)
Selling, general and administrative expenses	(4,661)	(655)	(5,316)	(14,113)	(1,728)	(15,841)
Loss from employee defalcation	—	—	—	—	(448)	(448)
Net profit contribution	13,497	(1,291)	12,206	37,006	(1,554)	35,452

Total assets				600,200	24,580	624,780

2001
Earned income on leases and notes	15,484	$1,001	$16,485	$44,149	$3,174	$47,323
Gain on sales of leases and notes	2,229	—	2,229	2,229	—	2,229
Provision for losses	(2,562)	(190)	(2,752)	(6,362)	(450)	(6,812)
Selling, general and administrative expenses	(5,051)	(402)	(5,453)	(15,651)	(1,234)	(16,885)
Loss from employee defalcation	—	(105)	(105)	—	(858)	(858)
Net profit contribution	10,100	304	10,404	24,365	632	24,997

Total assets				607,102	31,434	638,536

The following reconciles net segment profit contribution as reported above to total consolidated income before income taxes:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2002	2001	2002	2001

Net segment profit contribution	$12,206	$10,404	$35,452	$24,997
Interest expense	(9,333)	(10,322)	(28,107)	(31,161)
Interest income on cash balances	100	193	319	1,730
Income (loss) before income taxes	$2,973	$275	$7,664	$(4,434)

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

7.         Derivative Instruments

At September 30, 2002, the Company had interest rate swap contracts outstanding hedging variable-rate exposures to on-balance sheet debt obligations and also had interest rate swap contracts assigned to non-consolidated entities for the purpose of hedging variable-rate exposures for sold, off-balance sheet financing contracts. The net fair value of the swap contracts hedging on-balance sheet debt obligations, which is recorded on the Company’s consolidated balance sheet at September 30, 2002, was a liability of $19,570,000. The net fair value of the swap contracts hedging off-balance sheet amounts, which is not recorded on the Company’s consolidated balance sheet, was a liability of $7,726,000 at September 30, 2002.

Comprehensive income consists of unrealized gains and losses resulting from changes in the fair market value of cash flow hedges since the adoption of SFAS No. 133 on January 1, 2001.  Details of the Company’s comprehensive income (loss) for the nine months ended September 30, 2002 and 2001 are as follows:

For the nine months ended September 30, (in thousands)	2002	2001

Net income (loss)	$4,607	$(2,732)
Unrealized losses on interest rate swap contracts, net of taxes	(4,924)	(9,946)
Interest rate swap contracts assigned to qualified special purpose entities upon securitization, net of taxes	1,762	—
Realized swap breakage costs included in net income, net of taxes	274	327
Other comprehensive income (loss) before cumulative effect adjustment	1,719	(12,351)

Cumulative effect adjustment upon the adoption of SFAS No. 133, net of taxes	—	(1,547)
Comprehensive income (loss)	$1,719	$(13,898)

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

8.         Asset Sales

The Company routinely sells leases and notes due in installments pursuant to Bravo Facility securitization agreements. Under its securitization agreements, the Company continues to service the financing contracts sold, subject to complying with certain covenants. The Company believes that its servicing fee approximates its estimated servicing costs, but it has limited market basis to assess the fair value of its servicing asset.  Accordingly, the Company has valued its servicing asset and deferred liability at zero.  The Company recognizes servicing fee revenue as earned over the servicing period in proportion to its servicing costs.

The following is a summary of certain cash flow activity received from and (paid to) securitization facilities for each of the nine months ended September 30, 2002 and 2001:

(in thousands)	2002	2001
Cash proceeds from new securitizations	$44,855	$17,178
Cash collections from obligors, remitted to transferees	(18,574)	(8,212)
Servicing fees received	177	82
Other cash flows retained by servicer	5,042	600

The Company periodically securitizes pools of its financing contracts which were previously pledged as collateral for loans from the Companies Bravo facility.  In these instances, the outstanding senior notes with the facility is satisfied upon the transfer and sale of the assets to the facility.  The total amount of asset sale transfers in satisfaction of senior notes for the nine months ended September 30, 2002 was $63,754,000 compared to none for the same period in 2001.

The following is a summary of the performance of the Company’s total owned and managed financing contracts:

	Total Net Investment		Net Investment over 90 Days Past Due		Net Credit Losses
					For the Nine Months Ended
	At September 30,				September 30,
(in thousands)	2002	2001	2002	2001	2002	2001
Licensed professional financing	$703,672	$601,379	$23,966	$19,871	$6,268	$6,046
Commercial and industrial financing	22,847	30,013	—	—	1,305	526
Total owned and managed	726,519	631,392	$23,966	$19,871	$7,573	$6,572

Less: Securitized licensed professional financing assets	140,298	33,228
Total owned	$586,221	$598,164

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

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  Previous accounting guidance was provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS No. 146 replaces EITF Issue No. 94-3.  The provisions of SFAS No. 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  The Company does not anticipate that the adoption of this statement will have a material effect on its consolidated financial results.

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

10.  Subsequent Events

The HPSC Foothill Revolver line was temporarily increased to $60,000,000 for a three month period beginning November 2002 and then again for another three month period beginning in January 2003. Also in January 2003, the HPSC Foothill Revolver was amended to temporarily permit the Company to borrow up to $750,000 in the HPSC Foothill Revolver to finance the operations of its ACFC subsidiary through July 2003.  Amounts borrowed by HPSC on behalf of ACFC were subsequently repaid in full in April 2003. The Company currently does not anticipate the need to provide liquidity to ACFC to support its day-to-day operations.  In May 2003, the HPSC Foothill Revolver was amended to increase the availability to the Company from $50,000,000 to $75,000,000. In addition, the level of spread to be paid by the Company above prime and LIBOR rates was increased by 25 basis points. The increased availability and pricing expires in August 2005 when the facility terminates.

In January 2003, availability provided to the Company under the MBIA portion of the Bravo Facility was temporarily increased from $450,000,000 to $525,000,000.  This increased availability expired on March 31, 2003 upon the completion by the Company of a term securitization transaction (see below). In June 2003, the Bravo Facility was renewed and amended to add Merrill Lynch Commercial Finance Corp. as a provider of financing under the facility.  In addition, total availability provided to the Company was increased from $450,000,000 to $600,000,000.

On March 31, 2003, the Company completed a $323,190,000 private placement term securitization (“GF 2003-1”). HPSC, along with its special-purpose subsidiary, HPSC Bravo Funding LLC, transferred certain leases and notes to two newly formed consolidated special-purpose entities, HPSC Gloucester Funding 2003-1 LLC I (“GF 2003-1 LLC I”) and HPSC Gloucester Funding 2003-1 LLC II (“GF 2003-1 LLC II”). These entities issued notes (the “GF 2003-1 notes”) to finance the loan against the collateral consisting of the leases and notes transferred from HPSC and Bravo.  Proceeds from the issuance of the notes were used to retire senior notes outstanding on-balance sheet in both the MBIA and the ING portions of the Bravo Facility.

On August 13, 2003, the Company’s Board of Directors authorized an amendment to the Company’s Preferred Stock Rights Purchase Plan (the “Plan”) to extend the Plan from August 13, 2003 to August 13, 2013 and to increase the Exercise Price from $20 to $40.

11.  Restatement

Subsequent to the issuance of the Company’s 2002 condensed financial statements, the Company, after consultation with its auditors, determined that one of the Company’s asset securitization special purpose entities did not meet the technical requirements of a non-consolidated qualified special purpose entity under the provisions of SFAS No. 140. The securitization subsidiary affected was HPSC Equipment Receivables 2000-1 LLC I. Since this subsidiary did not meet the technical requirements of a non-consolidated qualified special purpose entity it must be consolidated, and the gains recognized in the consolidated Statement of Operations in conjunction with the sale transfers for prior periods must be reversed in the periods during which the transfers occurred.  This also has the effect of increasing earning assets and the debt related to those assets on the consolidated Balance Sheet in the respective periods the transfers took place.  The restatement affects results previously reported for the fourth quarter of 2000 through the first quarter of 2003.

As a result, the accompanying condensed consolidated financial statements have been restated. Net income for the three months ended September 30, 2002 increased to $1,789,000 ($0.40 diluted net income per share) from net income of $1,187,000 ($0.27 diluted net income per share) as previously reported. For the three months ended September 30, 2001, the Company recorded net income of $159,000 ($0.04 diluted net income per share) compared to previously reported net income of $937,000 ($0.22 diluted net income per share). Net income for the nine months ended September 30, 2002 increased to $4,607,000 ($1.06 diluted net income per share) from net income of $3,061,000 ($0.71 diluted net income per share) as previously reported. For the nine months ended September 30, 2001, the Company recorded a net loss of $2,732,000 ($0.69 diluted net loss per share) compared to previously reported net income of $1,800,000 ($0.42 diluted net income per share).

A summary of the effects of the restatement on the Company’s Condensed Consolidated Balance Sheet and Statements of Operations follows:

Balance Sheet

(in thousands)

	At
	September 30, 2002
	As Previously Reported	As Restated

Lease contracts and notes receivable due in installments	$478,847	$651,157
Retained interest in leases and notes sold	40,359	26,490
Deferred origination costs	10,553	11,885
Unearned income	(115,263)	(140,145)
Senior notes, net of discount	(339,814)	(487,480)
Accounts payable and accrued liabilities	(24,535)	(18,067)
Accrued interest	(2,271)	(2,549)
Interest rate swap contracts	(11,980)	(19,570)
Deferred income taxes	(7,048)	(1,480)
Retained earnings	(34,656)	(30,658)
Accumulated other comprehensive loss, net of tax	7,258	11,867

Income Statement
(in thousands, except per share amounts)

	For the three months ended
	September 30, 2002		September 30, 2001
	As Previously Reported	As Restated	As Previously Reported	As Restated

Earned income on leases and notes	$12,873	$16,482	$12,014	$16,485
Gain on sales of leases and notes	4,884	4,884	4,305	2,229
Interest expense	6,715	9,333	6,646	10,322
INCOME BEFORE TAXES	1,982	2,973	1,556	275
Provision for income taxes	795	1,184	619	116
NET INCOME	$1,187	$1,789	$937	$159
BASIC NET INCOME PER SHARE	$0.29	$0.44	$0.24	$0.04
DILUTED NET INCOME PER SHARE	$0.27	$0.40	$0.22	$0.04

	For the nine months ended
	September 30, 2002		September 30, 2001
	As Previously Reported	As Restated	As Previously Reported	As Restated

Earned income on leases and notes	$37,876	$49,380	$36,461	$47,323
Gain on sales of leases and notes	10,791	10,791	11,167	2,229
Interest expense	19,150	28,107	21,774	31,161
INCOME (LOSS) BEFORE TAXES	5,117	7,664	3,029	(4,434)
Provision (benefit) for income taxes	2,056	3,057	1,229	(1,702)
NET INCOME (LOSS)	$3,061	$4,607	$1,800	$(2,732)
BASIC NET INCOME (LOSS) PER SHARE	$0.76	$1.14	$0.45	$(0.69)
DILUTED NET INCOME (LOSS) PER SHARE	$0.71	$1.06	$0.42	$(0.69)

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As discussed in Note 11 to the consolidated financial statements, the Company has restated its financial statements for the three and nine months ended September 30, 2002 and 2001. The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement.

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

Results of Operations

The Company’s owned net investment in leases and notes decreased by 1% to $586,221,000 at September 30, 2002 from $593,266,000 at December 31, 2001. The total managed portfolio of financing contracts, which includes both leases and notes owned by the Company as well as those sold to others and serviced by the Company, increased to $726,520,000 at September 30, 2002 from $650,688,000 at December 31, 2001, an increase of 12%.

Earned income from leases and notes for the three months ended September 30, 2002 was $16,482,000 compared to $16,485,000 for the same period in 2001. For the nine months ended September 30, 2002, earned income was $49,380,000 compared to $47,323,000 for the comparable period in 2001.  The increase for the nine month period was due, in part, to an increase in the Company’s financing contract originations in 2002, offset by lower weighted-average implicit interest rates on the owned portfolio as well as higher levels of assets sold in the current year. Financing contract originations for the third quarter ended September 30, 2002 increased 34% to $82,328,000 compared to $61,590,000 for the same period in 2001. For the nine months ended September 30, 2002, financing contract originations increased 13% to $219,999,000 from $194,542,000 for the same period in the prior year.  As of September 30, 2002 and 2001, the weighted-average implicit interest rates on the Company’s owned licensed professional financing portfolio were 11.2% and 11.3%, respectively. Earned income, which is net of amortization of initial direct costs, is recognized over the life of the leases and notes using the effective-interest method.

Pre-tax gains from sales of leases and notes were $4,884,000 for the three months ended September 30, 2002 compared to $2,229,000 for the same period in 2001, an increase of 119%, while for the nine month period ended September 30, 2002 pre-tax gains from sales of leases and notes increased to $10,791,000 from $2,229,000 for the same period in 2001, an increase of 384%. The increase of $8,562,000 was due to higher levels of leases and loan contracts sold during the current year.  For the nine months ended September 30, 2002, the Company sold a portion of its beneficial interest in leases and notes totaling $107,546,000 compared to $16,380,000 for the same period in 2001.

Interest expense, net of interest income on cash balances, was $9,233,000 (56.0% of earned income) for the three months ended September 30, 2002, a 9% decrease from $10,129,000 (61.4% of earned income) for the three months ended September 30, 2001.  For the nine month period ended September 30, 2002, net interest expense was $27,788,000 (56.3% of earned income) compared to $29,431,000 (62.2% of earned income) for the same period in the prior year, a 6% decrease.  The decrease in amount and percentage was largely due to higher interest charges in 2001 associated with the $95,000,000 provided to the Company from the ER 2000-1 prefunding arrangement as well as a lower weighted-average cost of funds in 2002. Based on average outstanding borrowings, the Company’s cost of funds, including its Senior Subordinated Notes, was 6.1% and 6.9% at September 30, 2002 and 2001, respectively.

Net financing margin (earned income less net interest expense) for the three months ended September 30, 2002 was $7,249,000 (44.0% of earned income) as compared to $6,356,000 (38.6% of earned income) for the third quarter of 2001, a 14% increase.  For the nine months ended September 30, 2002, net financing margin increased 21% to $21,592,000 (43.7% of earned income) from $17,892,000 (37.8% of earned income) for the same period in the prior year. The increase in amount and percentage was largely due to the decline in net interest charges in 2002 from higher interest charges incurred in the first quarter of 2001 associated with the $95,000,000 provided to the Company from the ER 2000-1 prefunding arrangement as well as a lower weighted-average cost of funds in 2002 compared to 2001.

The provision for losses for the third quarter of 2002 was $3,844,000 compared to $2,752,000 for the same period in 2001, a 40% increase. The provision for losses for the nine months ended September 30, 2002 was $8,430,000 compared to $6,812,000 for the nine months ended September 30, 2001, an increase of 24%.  The increase for the three and nine month periods resulted in part from higher levels of new financings in 2002. In addition, the Company has experienced higher charge-offs in its portfolio of financing contracts. After reviewing these facts as well as the potential impact of general economic conditions, the Company increased the amount of its provision for losses.  During the third quarter of 2002, the Company’s asset-based lending subsidiary also recognized a loss of $1.3 million upon the final liquidation of inventory held as collateral from a past due loan.  This amount is included in the provision for losses and in net charge-offs against the allowance for losses for the period.  At September 30, 2002, the Company’s allowance for losses was $16,216,000 compared to $15,359,000 at December 31, 2001.  Total consolidated net charge-offs for the nine months ended September 30, 2002 were $7,573,000 compared to $6,572,000 for the nine months ended September 30, 2001.  The higher amount in 2002 was partially due to the $1.3 million charge-off in the Company’s asset-based lending subsidiary (described above).  This was partially offset by a charge-off in 2001 in the Company’s core financing segment from the bankruptcy of an equipment vendor and resulting customer disputes over the products which the Company had financed.  During the second quarter of 2001, the Company agreed to settle the related lawsuit and subsequently wrote-off approximately $1,800,000 remaining due on the disputed customer accounts.

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

The Company’s effective income tax rate for the three and nine month periods ended September 30, 2002 and 2001 was approximately 40%. Net income for the three months ended September 30, 2002 was $1,789,000 ($0.40 diluted net income per share) compared to $159,000 ($0.04 diluted net income per share) for the same period in 2001. For the nine months ended September 30, 2002, net income was $4,607,000 ($1.06 diluted net income per share) compared to a net loss of $2,732,000 ($0.69 diluted net loss per share) for the nine months ended September 30, 2001.  The increase in net income for the nine months ended September 30, 2002 compared to the same period in 2001 was due, in part, from an increase in earned income on leases and notes, an increase in gains on sales of leases and notes, and a decrease in interest expense and selling, general and administrative expenses.  In addition, the Company incurred lower losses in 2002 with respect to the employee defalcation than it did in 2001. These were offset by an increase in the provision for losses.

Liquidity and Capital Resources

Cash and Cash Flow Activities

At September 30, 2002, the Company had a total of $29,371,000 in cash, cash equivalents and restricted cash as compared to $29,484,000 at December 31, 2001. A significant portion of this cash was restricted pursuant to various securitization agreements. Components of restricted cash at September 30, 2002 and December 31, 2001 are detailed as follows:

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

Cash provided by (used in) operating activities for the nine months ended September 30, 2002 was $12,882,000 compared to $(2,181,000) for the same period in the prior year. The significant changes in cash provided by operating activities were net income (loss) of $4,607,000 in 2002 compared to $(2,732,000) in 2001, adjusted for an increase in non-cash gains on sales of leases and notes receivable of $10,791,000 in 2002 compared to $2,229,000 in 2001, increased provision for losses on leases and notes receivable of $8,430,000 in 2002 compared to $6,812,000 in the same period in the prior year, an increase in deferred income taxes of $2,579,000 in 2002 compared to a decrease of $2,057,000 in 2001, and an increase in accounts payable and accrued liabilities of $2,090,000 compared to a decrease of $7,551,000 in the prior year.

Cash used in investing activities was $61,052,000 for the nine months ended September 30, 2002 compared to $68,133,000 for the nine months ended September 30, 2001. The significant components of cash used in investing activities for the nine months ended September 30, 2002 compared to September 30, 2001 included cash used to originate new leases and notes receivables of $229,498,000 in 2002 compared to $193,134,000 in 2001, offset by portfolio receipts of $121,887,000 in 2002 compared to $110,502,000 in 2001, proceeds from sales of leases and notes receivable of $44,855,000 in the current year as contrasted to $17,178,000 for the comparable prior year period, and a net decrease in notes receivable of $2,046,000 in 2002 compared to an increase of $2,021,000 in the prior year.

Cash provided by financing activities was $47,677,000 for the nine months ended September 30, 2002 compared to $74,524,000 for the same period in 2001. The major components of cash provided by financing activities include proceeds from the issuance of Bravo Facility senior notes of $184,239,000 in 2002 as compared to $101,163,000 in the prior year, and proceeds from the sale of the Class E and Class F ER 2000-1 term securitization notes in 2001 of $4,563,000 compared to none in 2002.  These were offset by senior note repayments of $29,674,000 for the nine months ended September 30, 2002 compared to $24,577,000 for the same period in 2001, repayments of ER 2000-1 notes of $101,079,000 in the current year compared to $101,312,000 in the prior year, repayments of senior subordinated notes of $1,025,000 in 2002 compared to none in the prior year, and repayments of Fleet Revolver and Foothill Revolver borrowings of $3,734,000 in 2002 compared to net proceeds of $6,000,000 in the prior year.  In addition, restricted cash increased $380,000 during the nine months ended September 30, 2002 compared to a decrease of $89,284,000 for the same period in 2001. The decrease in the prior year resulted primarily from the usage of the prefunded cash provided to the Company through the ER 2000-1 term securitization in December 2000.

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

On August 5, 2002, Fleet National Bank assigned the Fleet Revolving Credit Agreement to Foothill Capital Corporation, as Agent (the “Foothill Revolver”). The Company contemporaneously executed a Fifth Amended and Restated Loan and Security Agreement with Foothill Capital Corporation and a group of lenders.  The Foothill Revolver provides for a line of credit to HPSC (the “HPSC Foothill Revolver”) and a separate line of credit to HPSC’s asset-based lending subsidiary, ACFC (the “ACFC Foothill Revolver”).  Under the terms of the HPSC Foothill Revolver, the Company may borrow up to $50,000,000 at variable interest rates of prime plus .50% to 1.00% and at LIBOR plus 2.50% to 3.00%, depending upon the Company’s balance sheet leverage.  Under the ACFC Foothill Revolver, ACFC may borrow up to $20,000,000 at a variable interest rate of prime plus 1.00% for the first 180 days and prime plus 2.00% thereafter.  The HPSC Foothill Revolver expires on August 5, 2005.  The ACFC Foothill Revolver expires February 5, 2003.  The Company’s borrowings under the Foothill Revolver are not currently hedged, and therefore are exposed to upward movements in interest rates.  Initial proceeds from the Foothill Revolver were used to repay all remaining amounts due under the Fleet Revolving Credit Agreement.  As of September 30, 2002, outstanding borrowings under the HPSC Foothill Revolver and the ACFC Foothill Revolver were $39,791,000 and $8,475,000, respectively.

Both the HPSC Foothill Revolver and the ACFC Foothill Revolver agreements are subject to certain financial covenant requirements which include, among other things, the Company’s tangible net worth, interest coverage, leverage, and profitability levels. At September 30, 2002, ACFC was not in compliance with the interest coverage requirement under the ACFC Foothill Revolver.  However, the Company received a waiver from Foothill Capital Corporation regarding the Company’s non-compliance for the quarter. In addition, the Company has received a waiver from the HPSC Foothill Revolver lenders from the inception of the HPSC Foothill Revolver through the end of the quarter ended June 30, 2003 relating to the Company’s non-compliance with the leverage and net income covenant requirements in the HPSC Foothill Revolver arising out of the restatement described in Note 11. The Company anticipates that it will need to obtain further waivers of the leverage covenant and/or amend the leverage covenant in future periods.  The Company intends to work with its lenders to obtain such waivers and/or amendments.

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

The Company has received a waiver through June 30, 2003 from its Bravo Facility lenders relating to the Company’s non-compliance with the leverage and net income covenant requirements in the Bravo Facility arising out of the restatement described in Note 11. The Company anticipates that it will need to obtain further waivers of the leverage covenant and/or amend the leverage covenant in future periods.  The Company intends to work with its Bravo Facility lenders to obtain such waivers and/or amendments.

ER 2000-1

In December 2000, the Company completed a $527,106,000 private placement term securitization, referred to as ER 2000-1.  HPSC, along with its subsidiaries ACFC, Bravo, and HPSC Capital Funding, Inc. (a special-purpose entity subsequently dissolved in June 2001), transferred certain lease and note contracts to newly formed special-purpose entities, ER 2000-1 LLC I and ER 2000-1 LLC II. ER 2000-1 LLC I and ER 2000-1 LLC II issued notes to finance the loans secured by the collateral consisting of the leases and notes transferred from HPSC, ACFC, Bravo and Capital.  Financing contracts transferred to ER 2000-1 LLC I and ER 2000-1 LLC II were pledged as collateral on the notes, with the carrying value of the financing contracts and associated debt included in the Company’s consolidated balance sheet. The proceeds from the notes were used to retire senior notes and other obligations outstanding in both the Bravo Facility and Capital Facility as well as to pay down amounts outstanding under the Fleet Revolver.

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

ER 2000-1 entered into interest rate swap contracts as a hedge against interest rate risk related to its variable-rate obligations on the Class A and Class B-1 notes. The interest rate swap contracts have the effect of converting the Company’s interest payments on those notes from a variable-rate to a fixed-rate, thereby locking in spreads on the Company’s financing portfolio. At September 30, 2002, ER 2000-1 LLC I and ER 2000-1 LLC II had total debt outstanding, net of unamortized original issue discount, with a remaining principal balance of $258,642,000. In connection with the amounts financed by ER 2000-1 LLC I and ER 2000-1 LLC II through the issuance of its Class A and Class B-1 variable-rate notes, the Company had interest rate swap contracts outstanding with a total notional value of $231,805,000.

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

Various Banks

The Company periodically enters into secured, fixed-rate, fixed-term loan agreements with various banks for purposes of financing its operations. The loans are generally subject to certain recourse and performance covenants. At September 30, 2002, the Company had outstanding borrowings under such loan agreements of approximately $8,182,000 with annual interest rates ranging from 6.5% to 8.0%. These loans are included on the Company’s consolidated balance sheet as senior notes. In 1995 and 1996, the Company had also sold certain financing contracts to various banks. These sales agreements are subject to covenants that, among other matters, may require the Company to repurchase the financing contracts sold and/or make payments when due. At September 30, 2002, the total outstanding balance of these sold off-balance sheet transactions was $53,000.

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

Summary of Total Obligations

A summary of the Company’s total debt obligations and the total on-and-off balance sheet financing contracts outstanding through the Company’s various securitization facilities at September 30, 2002 was as follows:

(in thousands)	On-Balance Sheet Debt Obligations	Off-Balance Sheet Sold Financing Contracts	Total
Revolving credit arrangement, due August 2005	$48,266	$—	$48,266
Unsecured Senior Subordinated Notes, due March 2007	18,960	—	18,960
Various banks, due June 2004 through January 2007	8,182	53	8,235
Bravo Funding, LLC, due June 2003	220,656	167,586	388,242
ER 2000-1 LLC I and LLC II, due December 2008	259,283	—	259,283
Subtotal	555,347	167,639	722,986
Less: Original issue discount on ER 2000-1 notes	(641)	—	(641)
Total	$554,706	$167,639	$722,345

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

The Company temporarily warehouses its new fixed-rate financing contracts through variable-rate revolving credit borrowings until permanent fixed-rate financing is obtained through its securitization facilities.  The Company is exposed to interest rate changes between the time a new financing contract is approved and the time the permanent, fixed-rate financing is completed, thereby locking in financing spreads.  To mitigate this exposure, the Company generally obtains such permanent financing within 60 days of the activation of a new financing contract.  The Company believes it will be able to continue to utilize this operating strategy. The Company further manages its exposure to interest rate risk by entering into interest rate swap contracts as a hedge against variable-rate interest incurred in the Bravo Facility as well as the Class A and Class B-1 notes issued under the ER 2000-1 term securitization. These swap agreements have the effect of converting the Company’s debt from its securitizations from a variable-rate to a fixed-rate. At September 30, 2002, the net marked-to-market value of interest rate swap contracts hedging on-balance sheet debt obligations was a liability of $19,570,000. Assuming a hypothetical 10% reduction in interest rates from current weighted-average swap rates at September 30, 2002, the marked-to-market valuation of these swap agreements would have been a liability of approximately $22,265,000.

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

(in thousands)	Carrying Value	Fair Value	10% change
Fixed-rate leases and notes due in installments	$554,134	$557,641	$546,948
Fixed-rate debt	506,440	534,394	512,493

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

ITEM 4

CONTROLS AND PROCEDURES

(a.) Disclosure controls and procedures:  Based on their evaluation as of the end of the period covered by this Form 10-Q/A, the principal executive officer and principal financial officer of the Company have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Disclosure controls and procedures are the controls and other procedures designed to ensure that the Company records, processes, summarizes and reports in a timely manner the information it must disclose in the reports filed with the SEC.  Based on this review, Messrs. Everets and Lefebvre concluded that, as of the date of their evaluation, the Company’s disclosure controls were effective in timely alerting them to material information relating to the Company required to be included in this quarterly report on Form 10-Q/A.

(b.) Internal controls:  There have been no significant changes in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter (the Company's fiscal fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Forward-Looking Statements

This Form 10-Q/A contains forward-looking statements within the meaning of Section 27A of the Securities Act.  When used in this Form 10-Q/A, the words “believes,” “anticipates,” “expects,” “plans,” “intends,” “estimates,” “continue,” “may,” or “will” (or the negative of such words) and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties including, but not limited to, the following:  the Company’s dependence on maintaining and increasing funding sources; restrictive covenants in funding documents; the Company’s need to obtain waivers and/or amendments of certain covenants under its funding agreements; payment restrictions and default risks in asset securitization transactions to which the Company is a party; customer credit risks; competition for customers and for capital funding at favorable rates relative to the capital costs of the Company’s competitors; changes in healthcare payment policies; interest rate risk; the risk that the Company may not be able to realize the residual value on financed equipment at the end of its lease term; interest rate hedge contract risks; risks associated with the sale of certain receivable pools by the Company; dependence on sales representatives and the current management team; and fluctuations in quarterly operating results. The Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K/A for the year ended December 31, 2001, contain additional information concerning such risk factors.  Actual results in the future could differ materially from those described in the forward-looking statements as a result of the risk factors set forth above, and the risk factors described in the Annual Report on Form 10-K/A.  HPSC cautions the reader, however, that such list of risk factors may not be exhaustive. HPSC undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

HPSC, INC.

PART II.  OTHER INFORMATION

Items 1 through 4 are omitted because they are inapplicable.

Item 5.  Other Information

The Company’s Chief Executive Officer and Chief Financial Officer have furnished to the SEC the certification with respect to this Form 10-Q/A that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: September 3, 2003