Form 10-Q/A
period 2003-03-31
HPSC INC
filed 2003-09-03
CIK 718909

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003 (As Restated) OR

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

EXPLANATORY NOTE

This Form 10-Q/A amends the Registrant’s quarterly report on Form 10-Q as of and for the three months ended March 31, 2003 as filed on May 15, 2003, and is being filed to reflect the restatement of the Registrant’s Condensed Consolidated Financial Statements included therein due to re-examination of the Company’s off balance sheet subsidiary structure.  See Note 14 to the Condensed Consolidated Financial Statements for further discussion on this matter.  Each item of the 2003 first quarter Form 10-Q that was affected by the restatement has been amended and restated.  Additionally, events subsequent to the filing of the Form 10-Q, which are unrelated to the above mentioned matter, have been added in Note 13.  No attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the original Form 10-Q except as required to reflect the effects of the restatement.

HPSC, INC.

HPSC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share amounts)

(unaudited)

	March 31, 2003	December 31, 2002
	(As restated, see Note 14)
ASSETS
CASH AND CASH EQUIVALENTS	$71	$51
RESTRICTED CASH- SERVICING UNDER SECURITIZATION AGREEMENTS	37,340	29,633
RESTRICTED CASH- PREFUNDING	47,536	—
INVESTMENT IN LEASES AND NOTES:
Lease contracts and notes receivable due in installments	688,976	643,897
Notes receivable	23,692	21,052
Retained interest in leases and notes sold	32,521	33,974
Estimated residual value of equipment at end of lease term	25,739	25,573
Deferred origination costs	12,357	11,124
Less: Unearned income	(148,098)	(138,959)
Security deposits	(4,057)	(4,154)
Allowance for losses	(17,026)	(16,900)
Net investment in leases and notes	614,104	575,607

OTHER ASSETS	11,019	9,424
TOTAL ASSETS	$710,070	$614,715

LIABILITIES AND STOCKHOLDERS’ EQUITY
REVOLVING CREDIT BORROWINGS	$32,062	$43,437
SENIOR NOTES, NET OF DISCOUNT	582,560	473,830
SENIOR SUBORDINATED NOTES	16,960	17,960
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	28,827	24,663
ACCRUED INTEREST	2,135	1,931
INTEREST RATE SWAP CONTRACTS	10,185	16,050
DEFERRED INCOME TAXES	4,540	4,461
TOTAL LIABILITIES	677,269	582,332

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
PREFERRED STOCK, $1.00 par value; authorized 5,000,000 shares; issued - None	—	—
COMMON STOCK, $0.01 par value; 15,000,000 shares authorized; issued and outstanding 4,820,205 shares in 2003 and 4,817,705 in 2002	48	48
Additional paid-in capital	15,276	15,232
Retained earnings	31,804	32,517
Less: Treasury Stock (at cost) 685,951 shares in 2003 and 2002	(4,863)	(4,863)
Accumulated other comprehensive loss, net of tax	(8,715)	(9,745)
Deferred compensation	(106)	(106)
Notes receivable from officers and employees	(643)	(700)
TOTAL STOCKHOLDERS’ EQUITY	32,801	32,383
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$710,070	$614,715

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HPSC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (As restated, see Note 14)

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(in thousands, except per share and share amounts)

(unaudited)

	THREE MONTHS ENDED
	March 31, 2003	March 31, 2002

REVENUES:
Earned income on leases and notes	$16,173	$16,321
Gain on sales of leases and notes	—	2,068
Provision for losses	(2,614)	(1,780)
Net Revenues	13,559	16,609

EXPENSES:
Selling, general and administrative	6,635	4,958
Loss from employee defalcation	—	291
Interest expense	8,121	9,343
Interest income	(58)	(114)
Net operating expenses	14,698	14,478

INCOME (LOSS) BEFORE INCOME TAXES	(1,139)	2,131

PROVISION (BENEFIT) FOR INCOME TAXES	(426)	854

NET INCOME (LOSS)	$(713)	$1,277

BASIC NET INCOME (LOSS) PER SHARE	$(0.17)	$0.32

SHARES USED TO COMPUTE BASIC NET INCOME (LOSS) PER SHARE	4,107,490	3,991,567

DILUTED NET INCOME (LOSS) PER SHARE	$(0.17)	$0.30

SHARES USED TO COMPUTE DILUTED NET INCOME (LOSS) PER SHARE	4,107,490	4,315,343

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HPSC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (As restated, see Note 14)

FOR EACH OF THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(in thousands)

(unaudited)

	March 31, 2003	March 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(713)	$1,277
Adjustments to reconcile net income to net cash provided by Operating activities:
Depreciation and amortization	2,085	1,816
Increase (decrease) in deferred income taxes	(588)	647
Interest rate swap breakage costs	1,325	174
Restricted stock and option compensation	61	150
Gain on sales of lease contracts and notes receivable	—	(2,068)
Provision for losses on lease contracts and notes receivable	2,614	1,780
Increase in accrued interest	204	505
Decrease in accounts payable and accrued liabilities	(2,054)	(259)
Increase in accrued income taxes	131	6
Increase in operating related other assets	(669)	(744)
Cash provided by operating activities	2,396	3,284

CASH FLOWS FROM INVESTING ACTIVITIES:
Origination of lease contracts and notes receivable due in Installments	(82,104)	(67,740)
Portfolio receipts, net of amounts included in income	43,232	40,564
Proceeds from sales of lease contracts and notes receivable due in Installments	—	20,282
Net increase in notes receivable	(2,640)	(2,382)
Net decrease in security deposits	(97)	(424)
Net decrease in investing related other assets	321	603
Net decrease in loans to employees	57	40
Cash used in investing activities	(41,231)	(9,057)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of term securitization notes	(28,101)	(35,436)
Repayment of other senior notes	(282,068)	(7,676)
Repayment of senior subordinated notes	(1,000)	—
Proceeds from issuance of term securitization notes, net of debt issue Costs	321,220	—
Proceeds from issuance of other senior notes, net of debt issue costs	95,628	43,518
Net proceeds (repayments) from revolving credit borrowings	(11,375)	8,000
Interest rate swap breakage costs	(219)	(174)
Purchase of treasury stock	—	(40)
Increase in restricted cash	(55,243)	(895)
Exercise of employee stock options	13	79
Cash provided by financing activities	38,855	7,376

Net increase in cash and cash equivalents	20	1,603
Cash and cash equivalents at beginning of period	51	698
Cash and cash equivalents at end of period	$71	$2,301

Supplemental disclosures of cash flow information:
Interest paid	$6,588	$8,232
Income taxes paid	1	6

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HPSC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Basis of Presentation

The information presented for the interim periods is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of HPSC, Inc. (the “Company”), are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results to be expected for the full fiscal year. Certain 2002 amounts have been reclassified to conform with the 2003 presentation. As discussed in Note 14 to the condensed consolidated financial statements, the Company has restated its financial statements for the three month periods ended March 31, 2003 and 2002.  These financial statements have been prepared in accordance with the instructions of Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. As a result, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s latest annual report on Form 10-K/A filed on August 13, 2003.

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

The HPSC Foothill Revolver contains certain financial covenant requirements for HPSC including, among others, tangible net worth, leverage, profitability levels, and portfolio delinquencies. For the quarter ended March 31, 2003, the Company has received a waiver from its lenders for the Company’s non-compliance with the leverage requirement in the HPSC Foothill Revolver. This non-compliance resulted from the temporary additional $47 million in restricted cash and debt on the Company’s balance sheet at March 31, 2003 provided by the prefunding arrangement in the GF 2003-1 securitization. The prefunding period expired in June 2003.  In addition, the Company has received a waiver from the HPSC Foothill Revolver lenders from the inception of the Foothill Revolver through the end of the quarter ended June 30, 2003 relating to the Company’s non-compliance with the leverage and net income covenant requirements in the HPSC Foothill Revolver arising out of the restatement described in Note 14. The Company anticipates that it will need to obtain further waivers of the leverage covenant and/or amend the leverage covenant in future periods.  The Company intends to work with its lenders to obtain such waivers and/or amendments.

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

In January 2003, the MBIA portion of the Bravo Facility was further amended to temporarily increase availability to the Company from $450,000,000 to $525,000,000.  This increased availability expired on March 31, 2003 upon the completion by the Company of a term securitization transaction (see Note 6). In addition, the amendment provides that the Company’s continued use of the Bravo Facility is contingent upon the Company’s entering into an additional securitization conduit facility, by June 23, 2003, with a third party (similar in nature to the Bravo Facility) having availability of at least $150,000,000 (see Note 13, Subsequent Events, regarding resolution of this requirement).

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

For the quarter ended March 31, 2003, the Company has received a waiver for the Company’s non-compliance with the leverage requirement in the MBIA portion of the Bravo Facility. This non-compliance resulted from the temporary additional $47 million in restricted cash and debt on the Company’s balance sheet at March 31, 2003 provided by the prefunding arrangement in the GF 2003-1 securitization. The prefunding period expired in June 2003. In addition, the Company has received a waiver through June 30, 2003 from its Bravo Facility lenders relating to the Company’s non-compliance with the leverage and net income covenant requirements in the Bravo Facility arising out of the restatement described in Note 14. The Company anticipates that it will need to obtain further waivers of the leverage covenant and/or amend the leverage covenant in future periods.  The Company intends to work with its Bravo Facility lenders to obtain such waivers and/or amendments.

5.  Equipment Receivables 2000-1

In December 2000, the Company completed a $527,106,000 private placement term securitization (“ER 2000-1”).  ER 2000-1 entered into interest rate swap contracts as a hedge against interest rate risk related to its variable-rate ER 2000-1 Class A and Class B-1 notes. At March 31, 2003, the Company had a total of $201,556,000 of ER 2000-1 notes outstanding on-balance sheet, net of unamortized original issue discount, related to contracts pledged by Equipment Receivables 2000-1 LLC I (“ER 2000-1 LLC I”) and Equipment Receivables 2000-1 LLC II (“ER 2000-1 LLC II”). In connection with the amounts financed by ER 2000-1 LLC I and ER 2000-1 LLC II through the issuance of its Class A and Class B-1 variable-rate notes, the Company had interest rate swap contracts outstanding with a total notional value of $180,197,000.

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

Financing contracts transferred to GF 2003-1 LLC I and GF 2003-1 LLC II were pledged as collateral for the GF 2003-1 Notes, with the financing contracts and associated indebtedness included in the Company’s Consolidated Balance Sheet. At March 31, 2003 this outstanding indebtedness totaled $323,190,000, with a weighted-average interest rate of 3.80%.

GF 2003-1 LLC I and GF 2003-1 LLC II issued seven classes of equipment contract backed notes. To provide additional credit enhancement, the classes of notes are structured to be payable in senior/subordinated order of priority. Details of the GF 2003-1 notes, ranked in senior/subordinated priority, are as follows at March 31, 2003:

($ in thousands)

Class	Original Principal Balance	Remaining Principal Balance	Coupon Rate, per annum	Rating
			1 Month USD
Class A-1	$123,310	$123,310	LIBOR +0.75%	Aaa/AAA
Class A-2	152,000	152,000	3.43%	Aaa/AAA
Class B	16,245	16,245	3.55%	Aa3/AA
Class C	12,825	12,825	4.39%	A3/A
Class D	6,840	6,840	5.56%	Baa3/BBB
Class E	9,405	9,405	10.16%	Ba3/BB
Class F	2,565	2,565	13.95%	B2/B
Total	$323,190	$323,190

7.  Segment Information

A summary of information about the Company’s operations by segment for the three months ended March 31, 2003 and 2002 is as follows:

(in thousands)	Licensed Professional Financing	Commercial and Industrial Financing	Total
For the three months ended March 31, 2003
Earned income on leases and notes	$15,874	$299	$16,173
Provision for losses	(2,539)	(75)	(2,614)
Selling, general and administrative expenses	(6,436)	(199)	(6,635)
Net profit contribution	6,899	25	6,924

Total assets	696,409	13,661	710,070

For the three months ended March 31, 2002
Earned income on leases and notes	$15,578	$743	$16,321
Gain on sales of leases and notes	2,068	—	2,068
Provision for losses	(1,780)	—	(1,780)
Loss from employee defalcation	—	(291)	(291)
Selling, general and administrative expenses	(4,632)	(326)	(4,958)
Net profit contribution	11,234	126	11,360

Total assets	610,108	30,097	640,205

The following reconciles net segment profit contribution as reported above to total consolidated income (loss) before income taxes:

For the three months ended March 31, (in thousands)	2003	2002

Net segment profit contribution	$6,924	$11,360
Interest expense	(8,121)	(9,343)
Interest income on cash balances	58	114
Income (loss) before income taxes	$(1,139)	$2,131

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

The net fair value of all remaining swap contracts hedging on-balance sheet debt obligations, which is recorded on the Company’s consolidated balance sheet at March 31, 2003, was a liability of $10,185,000. The net fair value of the remaining swap contracts hedging off-balance sheet amounts, which is not recorded on the Company’s consolidated balance sheet, was a liability of $9,777,000 at March 31, 2003.

Comprehensive income consists of unrealized gains and losses resulting from changes in the fair market value of cash flow hedges.  Details of the Company’s comprehensive income (loss) for the three months ended March 31, 2003 and 2002 are as follows:

For the three months ended March 31, (in thousands)	2003	2002

Net income (loss)	$(713)	$1,277
Unrealized gains on interest rate swap contracts, net of taxes	226	3,114
Amounts reclassed to net income related to GF 2003-1 transaction, net of taxes	671	—
Realized swap breakage costs included in net income, net of taxes	133	106

Comprehensive income	$317	$4,497

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

9.  Asset Sales

The Company routinely sells leases and notes due in installments pursuant to its Bravo securitization agreements. Under these securitization agreements, the Company continues to service the financing contracts sold, subject to complying with certain covenants. The Company believes that its servicing fee approximates its estimated servicing costs, but it has limited market basis to assess the fair value of its servicing asset.  Accordingly, the Company has valued its servicing asset and deferred liability at zero.  The Company recognizes servicing fee revenue as earned over the servicing period in proportion to its servicing costs.

The following is a summary of certain cash flow activity received from and (paid to) securitization facilities for each of the three months ended March 31, 2003 and 2002:

(in thousands)	2003	2002
Cash proceeds from new securitizations	$—	$20,282
Cash collections from obligors, remitted to transferees	(15,255)	(4,364)
Servicing fees received	275	42
Transferor retained interest cash flows received	3,593	1,679

The following is a summary of the performance of the Company’s total owned and managed financing contracts:

	Total Net Investment		Net Investment over 90 Days Past Due		Net Credit Losses
					For the Three Months Ended
	At March 31,				March 31,
(in thousands)	2003	2002	2003	2002	2003	2002
Licensed professional financing	$770,226	$641,190	$24,564	$22,055	$2,489	$1,749
Commercial and industrial financing	13,635	28,993	—	—	—	—
Total owned and managed	783,861	670,183	$24,564	$22,055	$2,489	$1,749

Less: Securitized licensed professional financing assets	169,757	72,205
Total owned	$614,104	$597,978

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

	Three months ended
(in thousands, except per share amounts)	2003	2002

Net income (loss), as reported	$(713)	$1,277
Less: Total stock-based compensation expense determined under fair Value method for all stock options granted, net of tax	(256)	(241)
Pro forma net income (loss)	$(969)	$1,036

Basic net income (loss) per share, as reported	$(0.17)	$0.32
Basic net income (loss) per share, pro forma	$(0.22)	$0.26

Diluted net income (loss) per share, as reported	$(0.17)	$0.30
Diluted net income (loss) per share, pro forma	$(0.22)	$0.24

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

12.  Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities”.  This interpretation of Accounting Research Bulletin No. 51 “Consolidated Financial Statements”, addresses consolidation by business enterprises of variable interest entities (“VIE”), also commonly referred to as special purpose entities (“SPE”).  The interpretation requires consolidation of a VIE with an entity based on certain economic factors such as the extent of obligations of an entity to absorb the expected losses or the rights of an entity to receive expected residual returns from a VIE.  Previous accounting interpretations required consolidation of a VIE based on control of the VIE through voting interests.  In the normal course of financing its business activities, the Company utilizes both on-balance sheet consolidated SPEs as well as off-balance sheet SPE’s which qualify for non-consolidation pursuant to SFAS No. 140.  The provisions of Interpretation No. 46 have not had an impact on the Company due to a specific exemption within the Interpretation for transferors of financial assets to a qualified SPE, as such term is defined in SFAS No. 140.

13.  Subsequent Events

In June 2003, the Bravo Facility was renewed and amended to add Merrill Lynch Commercial Finance Corp. as a provider of financing under the facility.  In addition, total availability provided to the Company was increased from $450,000,000 to $600,000,000.  Additionally, on August 13, 2003, the Company’s Board of Directors authorized an amendment to the Company’s Preferred Stock Rights Purchase Plan (the “Plan”) to extend the Plan from August 13, 2003 to August 13, 2013 and to increase the Exercise Price from $20 to $40.

14.  Restatement

Subsequent to the issuance of the Company’s 2002 financial statements, the Company, after consultation with its auditors, determined that two of the Company’s asset securitization special purpose entities do not meet the technical requirements of a non-consolidated qualified special purpose entity under the provisions of SFAS No. 140. The securitization subsidiaries affected are HPSC Equipment Receivables 2000-1 LLC I and HPSC Gloucester Funding 2003-1 LLC I. Since these subsidiaries do not meet the technical requirements of a non-consolidated qualified special purpose entity they must be consolidated, and the gains recognized in the consolidated Statement of Operations in conjunction with the sale transfers for prior periods must be reversed in the periods during which the transfers occurred.  This also has the effect of increasing earning assets and the debt related to those assets on the consolidated Balance Sheet in the respective periods the transfers took place.  The restatement affects results previously reported for the fourth quarter of 2000 through the first quarter of 2003.

As a result, the accompanying consolidated financial statements have been restated. Net income (loss) for the three months ended March 31, 2003 decreased to a net loss of $(713,000) ($0.17 diluted net loss per share) from net income of $1,308,000 ($0.30 diluted net income per share) as previously reported.  For the three months ended March 31, 2002, the Company recorded net income of $1,277,000 ($0.30 diluted net income per share) compared to previously reported net income of $824,000 ($0.19 diluted net income per share).

A summary of the effects of the restatement on the Company’s Condensed Consolidated Balance Sheet and Statements of Operations follows:

Balance Sheet

(in thousands)

	At
	March 31, 2003
	As Previously Reported	As Restated

Lease contracts and notes receivable due in installments	$513,807	$688,976
Retained interest in leases and notes sold	47,480	32,521
Deferred origination costs	10,571	12,357
Unearned income	(121,624)	(148,098)
Senior notes, net of discount	(432,476)	(582,560)
Accounts payable and accrued liabilities	(34,636)	(28,827)
Accrued interest	(1,920)	(2,135)
Interest rate swap contracts	(4,606)	(10,185)
Deferred income taxes	(10,254)	(4,540)
Retained earnings	(37,249)	(31,804)
Accumulated other comprehensive loss, net of tax	5,327	8,715

Income Statement
(in thousands, except per share amounts)

	For the three months ended
	March 31, 2003		March 31, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated

Earned income on leases and notes	$13,467	$16,173	$12,213	$16,321
Gain on sales of leases and notes	4,039	—	2,068	2,068
Interest expense	6,125	8,121	5,982	9,343
INCOME (LOSS) BEFORE TAXES	2,190	(1,139)	1,384	2,131
Provision (benefit) for income taxes	882	(426)	560	854
NET INCOME (LOSS)	$1,308	$(713)	$824	$1,277
BASIC NET INCOME (LOSS) PER SHARE	$0.32	$(0.17)	$0.21	$0.32
DILUTED NET INCOME (LOSS) PER SHARE	$0.30	$(0.17)	$0.19	$0.30

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As discussed in Note 14 to the consolidated financial statements, the Company has restated its financial statements for the three months ended March 31, 2003 and 2002.  The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement.

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

Results of Operations

The Company’s owned net investment in leases and notes increased by 7% to $614,104,000 at March 31, 2003 from $575,607,000 at December 31, 2002. The total managed portfolio of financing contracts, which includes both leases and notes owned by the Company as well as those sold to others and serviced by the Company, increased to $783,861,000 at March 31, 2003 from $756,741,000 at December 31, 2002, an increase of 4%.

Earned income from leases and notes for the three months ended March 31, 2003 was $16,173,000 compared to $16,321,000 for the same period in 2002.  The decrease for the three month period was due, in part, to lower weighted-average implicit interest rates on the owned portfolio in 2003 as compared to 2002.  These were partially offset by lower asset sales and an increase in financing contract originations in the current year period.  Financing contract originations for the three months ended March 31, 2003 increased 23% to $77,967,000 compared to $63,452,000 for the same period in 2002. As of March 31, 2003 and 2002, the weighted-average implicit interest rates on the Company’s owned licensed professional financing portfolio were 11.0% and 11.3%, respectively. Earned income, which is net of amortization of initial direct costs, is recognized over the life of the leases and notes using the effective-interest method.

Pre-tax gains from sales of leases and notes were $2,068,000 for the first quarter of last year compared to none in the first quarter of the current year. For the three months ended March 31, 2002, the Company sold a portion of its beneficial interest in leases and notes totaling $19,955,000.

Interest expense, net of interest income on cash balances, was $8,063,000 (49.9% of earned income) for the three months ended March 31, 2003, a 13% decrease from $9,229,000 (56.5% of earned income) for the same period in 2002.  The decrease was due to lower weighted average cost of funds offset by higher debt balances in the current year. Based on average outstanding borrowings, the Company’s cost of funds, including its Senior Subordinated Notes, was 5.0% and 6.3% at March 31, 2003 and 2002, respectively.

Net financing margin (earned income less net interest expense) for the three months ended March 31, 2003 was $8,110,000 (50.1% of earned income) as compared to $7,092,000 (43.5% of earned income) for the first quarter of 2002, a 14% increase.  The increase in amount and percentage was largely due to improved spreads on a higher percentage of the Company’s financing portfolio.

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

The Company’s effective income tax rate for the three months ended March 31, 2003 and 2002 was approximately 37% and 40%, respectively. The Company recorded a net loss for the three months ended March 31, 2003 of $713,000 ($0.17 diluted net loss per share) compared to net income of $1,277,000 ($0.30 diluted net income per share) for the same period in 2002. The decrease in net income in 2003 compared to 2002 was due lower earned income on leases and notes, lower gains on sales of leases and notes, a higher provision for losses, and higher selling, general and administrative expenses in the current year.  These were partially offset by lower interest expense in 2003 as compared to 2002.

Liquidity and Capital Resources

Cash and Cash Flow Activities

At March 31, 2003, the Company had a total of $84,947,000 in cash, cash equivalents and restricted cash as compared to $29,684,000 at December 31, 2002. A significant portion of this cash was restricted pursuant to various securitization agreements. Components of restricted cash at March 31, 2003 and December 31, 2002 are detailed as follows:

(in thousands)	March 31, 2003	December 31, 2002

Cash collections- Bravo	$14,176	$11,504
Cash escrow- Bravo swap agreements	264	264
Cash collections- ER 2000-1 LLC I	2,644	4,351
Cash collections- ER 2000-1 LLC II	5,492	4,322
Cash escrow- ER 2000-1 swap agreement	1,000	1,000
Cash reserves- ER 2000-1	7,284	7,349
Prefunding Cash- GF 2003-1	47,536	—
Capitalized Interest- GF 2003-1	2,569	—
Cash escrow- GF 2003-1 swap agreement	308	—
Back-up servicer transition reserve- GF 2003-1	100	—
Cash reserves- GF 2003-1	2,945	—
Cash collections- Foothill	518	435
Cash due purchaser of asset-based loans from ACFC	40	408
Total	$84,876	$29,633

The following is a description of the significant activities affecting the Company’s cash and cash equivalents for the three months ended March 31, 2003 and 2002.

Cash provided by operating activities for the three months ended March 31, 2003 was $2,396,000 compared to $3,284,000 for the same period in the prior year. The significant changes in cash provided by operating activities were net income (loss) of $(713,000) in 2003 compared to $1,277,000 in 2002, adjusted for a provision for losses on leases and notes receivable of $2,614,000 in 2003 compared to $1,780,000 in the same period in the prior year, and interest rate swap breakage costs of $1,325,000 in the first quarter of 2003 compared to $174,000 in 2002. In addition, non-cash gains on sales of leases and notes were $2,068,000 in the prior year compared to none in the current year.

Cash used in investing activities was $41,231,000 for the three months ended March 31, 2003 compared to $9,057,000 for the three months ended March 31, 2002. The significant components of cash used in investing activities for the three months ended March 31, 2003 compared to March 31, 2002 included cash used to originate new leases and notes receivables of $82,104,000 in 2003 compared to $67,740,000 in 2002, and a net increase in notes receivable of $2,640,000 in 2003 compared to $2,382,000 in the prior year.  These were offset by portfolio receipts of $43,232,000 in 2003 compared to $40,564,000 in the prior year.  In addition, proceeds from sales of leases and notes receivable were $20,282,000 for the first quarter of last year in comparison to none in the current year.

Cash provided by financing activities was $38,855,000 for the three months ended March 31, 2003 compared to $7,376,000 for the same period in 2002. The major components of cash provided by financing activities include proceeds from the sale of the GF 2003-1 term securitization notes, net of debt issue costs, of $321,220,000 compared to none in the prior year, and proceeds from the issuance of Bravo Facility senior notes of $95,628,000 in 2003 as compared to $43,518,000 in the prior year. These were offset by higher senior note repayments of $282,068,000 for the three months ended March 31, 2003 compared to $7,676,000 for the same period in 2002, largely due to the transfer of certain financing contracts to GF 2003-1, and repayments of term securitization notes of $28,101,000 in the current year compared to $35,436,000 in the prior year. Senior subordinated note repayments were $1,000,000 in the first quarter of 2003 compared to none in the prior year, and repayments of revolving credit borrowings were $11,375,000 in 2003 compared to net proceeds of $8,000,000 in the prior year.  In addition, restricted cash increased $55,243,000 during the three months ended March 31, 2003 compared to $895,000 for the same period in 2002. The increase was principally due to $47,536,000 in prefunded restricted cash and $2,945,000 in cash reserves provided to the Company through the issuance of the GF 2003-1 term securitization in March 2003.

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

The HPSC Foothill Revolver is subject to certain financial covenant requirements including, among others, tangible net worth, leverage, profitability levels, and portfolio delinquencies. For the quarter ended March 31, 2003, the Company has received a waiver from its lenders for the Company’s non-compliance with the leverage requirement in the HPSC Foothill Revolver. This non-compliance resulted from the temporary additional $47 million in restricted cash and debt on the Company’s balance sheet at March 31, 2003 provided by the prefunding arrangement in the GF 2003-1 securitization. The prefunding period expired in June 2003. In addition, the Company has received a waiver from the revolver lenders from the inception of the Foothill Revolver through the end of the quarter ended June 30, 2003 relating to the Company’s non-compliance with the leverage and net income covenant requirements in the HPSC Foothill Revolver arising out of the restatement described in Note 14. The Company anticipates that it will need to obtain further waivers of the leverage covenant and/or amend the leverage covenant in future periods.  The Company intends to work with its lenders to obtain such waivers and/or amendments.

In May 2003, the HPSC Foothill Revolver was amended to increase the availability to the Company from $50,000,000 to $75,000,000. In addition, the level of spread to be paid by the Company above the prime and LIBOR rates was increased by 25 basis points. The increased availability and pricing currently expires in August 2005 when the facility terminates.

Bravo Facility

In March 2000, the Company, along with its wholly-owned, special-purpose subsidiary, HPSC Bravo Funding, LLC (“Bravo”), signed an amended revolving credit facility (the “Bravo Facility”) structured and guaranteed by MBIA, Inc. (“MBIA”).  In January 2003, the MBIA portion of the Bravo Facility was amended to increase availability to the Company temporarily from $450,000,000 to $525,000,000. The increased availability expired March 31, 2003 upon the completion by the Company of the GF 2003-1 term securitization transaction. In addition, the amendment provides that the Company’s continued use of the Bravo Facility is contingent upon the Company’s obtaining an additional securitization conduit facility with a third party (similar in nature to the Bravo Facility).  The amendment requires that the new conduit facility, which must be arranged by June 23, 2003, provide the Company with availability of at least $150,000,000 (see Subsequent Events, Note 13, regarding resolution of this requirement).

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

In August 2002, the Company executed an agreement with Triple-A One Funding Corporation and Capital Markets Assurance Corporation to amend the covenant requirements of the Bravo Facility to match substantially the covenant requirements of the HPSC Foothill Revolver. The agreement was effective with the quarter ended June 30, 2002.  For each quarter prior to that date, a waiver had been obtained for the Company’s non-compliance with these covenant requirements.  This non-compliance resulted primarily from costs incurred by the Company in connection with completing the ER 2000-1 asset securitization in December 2000 and the impact of the Company’s adoption of Statement of Financial Accounting Standard (“SFAS”) No. 133. For the quarter ended March 31, 2003, the Company has also received a waiver for non-compliance with the leverage requirement in the MBIA portion of the Bravo Facility. This non-compliance resulted from the temporary additional $47 million in restricted cash and debt on the Company’s balance sheet at March 31, 2003 provided by the prefunding arrangement in the GF 2003-1 securitization. The prefunding period expired in June 2003. In addition, the Company has received a waiver through June 30, 2003 from its Bravo Facility lenders relating to the Company’s non-compliance with the leverage and net income covenant requirements in the Bravo Facility arising out of the restatement described in Note 14. The Company anticipates that it will need to obtain further waivers of the leverage covenant and/or amend the leverage covenant in future periods.  The Company intends to work with its Bravo Facility lenders to obtain such waivers and/or amendments.

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

Both the MBIA and the ING portions of the Bravo Facility expire in June 2003.  The Company expects that it will be able to renew the MBIA portion of Bravo Facility. It is possible, however, that the banks providing liquidity for the Bravo will not extend their commitment.  If these commitments are not renewed, the Bravo Facility will be limited to the then existing outstandings and will not be available to the Company for future financings. If the liquidity banks terminate or reduce their commitment, the Company will seek to replace the terminated or reduced amount, but there can be no assurance that the Company will be able to do so.  If the Bravo Facility is unavailable, the Company may be unable to conduct its business or may be unable to conduct its business at current levels.  The Company is currently in discussion with various banks regarding the establishment of a new conduit facility, as required by amendments to the Bravo documents. At the present time, the Company anticipates that it will be able to establish this new facility, however, there can be no assurance that it will be able do so or do so in a timely manner.  The Company is currently uncertain as to the likelihood of renewal of the ING portion of the Bravo Facility. If the ING portion of the facility is not renewed, no new financings will be available to the Company and the facility will be limited to the then existing outstandings (see Subsequent Events, Note 13).

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

ER 2000-1 entered into interest rate swap contracts as a hedge against interest rate risk related to its variable-rate obligations on the Class A and Class B-1 ER 2000-1 notes. The interest rate swap contracts have the effect of converting the Company’s interest payments on those notes from a variable-rate to a fixed-rate, thereby locking in spreads on the Company’s financing portfolio. At March 31, 2003, ER 2000-1 LLC I and ER 2000-1 LLC II had total debt outstanding, net of unamortized original issue discount, with a remaining principal balance of $201,556,000. In connection with the amounts financed by ER 2000-1 LLC I and ER 2000-1 LLC II through the issuance of the Class A and Class B-1 variable-rate notes, the Company had interest rate swap contracts outstanding with a total notional value of $180,197,000.

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

GF 2003-1

On March 31, 2003, the Company completed a $323,190,000 private placement term securitization.  HPSC, along with its special purpose subsidiary, HPSC Bravo Funding, LLC, transferred certain lease and note contracts to newly formed special-purpose entities, HPSC Gloucester Funding 2003-1 LLC I (“GF 2003-1 LLC I”) and HPSC Gloucester Funding 2003-1 LLC II (“GF 2003-1 LLC II”). GF 2003-1 LLC I and GF 2003-1 LLC II issued notes to finance the loans secured by the collateral consisting of the leases and notes transferred from HPSC and Bravo. Financing contracts transferred to GF 2003-1 LLC I and GF 2003-1 LLC II were pledged as collateral on the GF 2003-1 notes, with the carrying value of the financing contracts and associated debt included in the Company’s consolidated balance sheet. The proceeds from the GF 2003-1 notes were used to retire senior notes and other obligations outstanding in both the MBIA and the ING portions of the Bravo Facility.

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

GF 2003-1 entered into an interest rate swap contract as a hedge against interest rate risk related to its variable-rate obligations on the GF 2003-1 Class A-1 notes. The interest rate swap contract has the effect of converting the Company’s interest payments on the GF 2003-1 Class A-1 notes from a variable-rate to a fixed-rate, thereby locking in spreads on the Company’s financing portfolio. At March 31, 2003, GF 2003-1 LLC I and GF 2003-1 LLC II had total debt outstanding with a remaining principal balance of $323,190,000. In connection with the amounts financed by GF 2003-1 LLC I and GF 2003-1 LLC II through the issuance of the Class A-1 variable-rate notes, the Company had interest rate swap contracts outstanding with a total notional value of $123,310,000.

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

Various Banks

The Company periodically enters into secured, fixed-rate, fixed-term loan agreements with various banks for purposes of financing its operations. The loans are generally subject to recourse and performance covenants. At March 31, 2003, the Company had outstanding borrowings under such loan agreements of approximately $6,555,000 with annual interest rates ranging from 6.5% to 8.0%. These loans are included on the Company’s consolidated balance sheet as senior notes.

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

Summary of Total Obligations

A summary of the Company’s total debt obligations and the total on-and-off balance sheet financing contracts outstanding through the Company’s various securitization facilities at March 31, 2003 was as follows:

(in thousands)	On-Balance Sheet Debt Obligations	Off-Balance Sheet Sold Financing Contracts	Total
Revolving credit arrangement, due August 2005	$32,062	$—	$32,062
Unsecured Senior Subordinated Notes, due March 2007	16,960	—	16,960
Various banks, due June 2004 through January 2007	6,555	—	6,555
Bravo Funding, LLC, due June 2003	51,727	200,251	251,978
ER 2000-1 LLC I and LLC II, due December 2008	201,556	—	201,556
GF 2003-1 LLC I and LLC II, due March 2010	323,190	—	323,190
Subtotal	632,050	200,251	832,301
Less: Original issue discount on ER 2000-1 notes	(466)	—	(466)
Total	$631,584	$200,251	$831,835

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

The Company temporarily warehouses its new fixed-rate financing contracts through variable-rate revolving credit borrowings until permanent fixed-rate financing is obtained through its securitization facilities.  The Company is exposed to interest rate changes between the time a new financing contract is approved and the time the permanent, fixed-rate financing is completed, thereby locking in financing spreads.  To mitigate this exposure, the Company generally obtains such permanent financing within 60 days of the activation of a new financing contract.  The Company believes it will be able to continue to utilize this operating strategy. The Company further manages its exposure to interest rate risk by entering into interest rate swap contracts as a hedge against variable-rate interest incurred in the Bravo Facility as well as the Class A and Class B-1 notes issued under the ER 2000-1 term securitization and the Class A-1 notes issued under the GF 2003-1 term securitization. These swap agreements have the effect of converting the Company’s debt from its securitizations from a variable-rate to a fixed-rate. At March 31, 2003, the net marked-to-market value of interest rate swap contracts hedging on-balance sheet debt obligations was a liability of $10,185,000. Assuming a hypothetical 10% reduction in interest rates from current weighted-average swap rates at March 31, 2003, the marked-to-market valuation of these swap agreements would have been a liability of approximately $11,838,000.

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

(in thousands)	Carrying Value	Fair Value	10% change
Fixed-rate leases and notes due in installments	$592,174	$596,495	$580,854
Fixed-rate debt	589,442	612,701	595,732

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

Internal controls:  There have been no significant changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter (the Company's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Forward-Looking Statements

This Form 10-Q/A contains forward-looking statements within the meaning of Section 27A of the Securities Act.  When used in this Form 10-Q/A, the words “believes,” “anticipates,” “expects,” “plans,” “intends,” “estimates,” “continue,” “may,” or “will” (or the negative of such words) and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties including, but not limited to, the following:  the Company’s dependence on maintaining and increasing funding sources; restrictive covenants in funding documents; the Company’s need to obtain waivers and/or amendments of certain covenants under its funding agreements; payment restrictions and default risks in asset securitization transactions to which the Company is a party; customer credit risks; competition for customers and for capital funding at favorable rates relative to the capital costs of the Company’s competitors; changes in healthcare payment policies; interest rate risk; the risk that the Company may not be able to realize the residual value on financed equipment at the end of its lease term; interest rate hedge contract risks; risks associated with the sale of certain receivable pools by the Company; dependence on sales representatives and the current management team; and fluctuations in quarterly operating results. The Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K/A for the year ended December 31, 2002, filed on August 13, 2003, contain additional information concerning such risk factors.  Actual results in the future could differ materially from those described in the forward-looking statements as a result of the risk factors set forth above, and the risk factors described in the Annual Report on Form 10-K/A.  HPSC cautions the reader, however, that such list of risk factors may not be exhaustive. HPSC undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

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