Form 10-Q
period 2003-09-30
HPSC INC
filed 2003-11-14
CIK 718909

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003 OR

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

YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: COMMON STOCK, PAR VALUE $0.01 PER SHARE, SHARES OUTSTANDING AT NOVEMBER 4, 2003, 4,313,947.

HPSC, INC.

HPSC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share amounts)

	September 30, 2003	December 31, 2002
ASSETS
CASH AND CASH EQUIVALENTS	$40	$51
RESTRICTED CASH- SERVICING UNDER SECURITIZATION AGREEMENTS	30,617	29,633

INVESTMENT IN LEASES AND NOTES:
Lease contracts and notes receivable due in installments	759,195	643,897
Notes receivable	14,608	21,052
Retained interest in leases and notes sold	39,820	33,974
Estimated residual value of equipment at end of lease term	25,345	25,573
Deferred origination costs	14,232	11,124
Less: Unearned income	(158,222)	(138,959)
Security deposits	(3,720)	(4,154)
Allowance for losses	(17,613)	(16,900)
Net investment in leases and notes	673,645	575,607

OTHER ASSETS	11,523	9,424
TOTAL ASSETS	$715,825	$614,715

LIABILITIES AND STOCKHOLDERS’ EQUITY
REVOLVING CREDIT BORROWINGS	$71,869	$43,437
SENIOR NOTES, NET OF DISCOUNT	550,306	473,830
SENIOR SUBORDINATED NOTES	14,960	17,960
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	25,174	24,663
ACCRUED INTEREST	2,164	1,931
INTEREST RATE SWAP CONTRACTS	8,111	16,050
DEFERRED INCOME TAXES	6,221	4,461
TOTAL LIABILITIES	678,805	582,332

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
PREFERRED STOCK, $1.00 par value; authorized 5,000,000 shares; issued - None	—	—
COMMON STOCK, $0.01 par value; 15,000,000 shares authorized; issued and outstanding 5,026,205 shares in 2003 and 4,817,705 in 2002	50	48
Additional paid-in capital	16,183	15,232
Retained earnings	33,492	32,517
Less: Treasury Stock (at cost) 712,258 shares in 2003 and 685,951 in 2002	(5,104)	(4,863)
Accumulated other comprehensive loss, net of tax	(7,014)	(9,745)
Deferred compensation	—	(106)
Notes receivable from officers and employees	(587)	(700)
TOTAL STOCKHOLDERS’ EQUITY	37,020	32,383
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$715,825	$614,715

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HPSC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(in thousands, except per share and share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
REVENUES:
Earned income on leases and notes	$17,867	$16,482	$50,849	$49,380
Gain on sales of leases and notes	3,453	4,884	3,453	10,791
Provision for losses	(2,631)	(3,844)	(7,696)	(8,430)
Net revenues	18,689	17,522	46,606	51,741

EXPENSES:
Selling, general and administrative	7,402	5,316	19,683	15,841
Loss from employee defalcation	—	—	—	448
Interest expense	8,783	9,333	25,476	28,107
Interest income	(76)	(100)	(264)	(319)
Net operating expenses	16,109	14,549	44,895	44,077

INCOME BEFORE INCOME TAXES	2,580	2,973	1,711	7,664

PROVISION FOR INCOME TAXES	1,035	1,184	736	3,057

NET INCOME	$1,545	$1,789	$975	$4,607

BASIC NET INCOME PER SHARE	$0.36	$0.44	$0.23	$1.14

SHARES USED TO COMPUTE BASIC NET INCOME PER SHARE	4,240,673	4,094,747	4,183,537	4,052,373

DILUTED NET INCOME PER SHARE	$0.34	$0.40	$0.22	$1.06

SHARES USED TO COMPUTE DILUTED NET INCOME PER SHARE	4,538,070	4,422,328	4,463,406	4,327,059

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HPSC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR EACH OF THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(in thousands)

	September 30, 2003	September 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$975	$4,607
Adjustments to reconcile net income to net cash provided by Operating activities:
Depreciation and amortization	7,471	5,912
Increase in deferred income taxes	305	2,579
Interest rate swap breakage costs	2,374	451
Restricted stock and option compensation	355	348
Gain on sales of lease contracts and notes receivable	(3,453)	(10,791)
Provision for losses on lease contracts and notes receivable	7,696	8,430
Increase in accrued interest	233	479
Increase in accounts payable and accrued liabilities	879	2,090
Increase in accrued income taxes	417	277
Increase in operating related other assets	(2,294)	(1,500)
Cash provided by operating activities	14,958	12,882

CASH FLOWS FROM INVESTING ACTIVITIES:
Origination of lease contracts and notes receivable due in Installments	(256,952)	(229,498)
Portfolio receipts, net of amounts included in income	118,772	121,887
Proceeds from sales of lease contracts and notes receivable due in Installments	—	44,855
Net decrease in notes receivable	6,444	2,046
Net decrease in security deposits	(434)	(828)
Net decrease in loans to employees	86	55
Net decrease in investing related other assets	178	431
Cash used in investing activities	(131,906)	(61,052)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of term securitization notes	(110,347)	(101,079)
Repayment of other senior notes	(327,291)	(29,674)
Repayment of senior subordinated notes	(3,000)	(1,025)
Proceeds from issuance of term securitization notes, net of debt issue Costs	321,221	—
Proceeds from issuance of other senior notes, net of debt issue costs	214,887	184,239
Net proceeds (repayments) from revolving credit borrowings	28,432	(3,734)
Interest rate swap breakage costs	(6,444)	(451)
Purchase of treasury stock	(241)	(445)
Increase in restricted cash	(984)	(380)
Repayment of employee stock ownership plan promissory note	106	105
Exercise of employee stock options	598	121
Cash provided by financing activities	116,937	47,677

Net decrease in cash and cash equivalents	(11)	(493)
Cash and cash equivalents at beginning of period	51	698
Cash and cash equivalents at end of period	$40	$205

Supplemental disclosures of cash flow information:
Interest paid	$20,989	$24,717
Income taxes paid	4	29

Non-cash transactions:
Asset sale transfers in satisfaction of senior notes	$24,185	$63,754

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HPSC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Basis of Presentation

The information presented for the interim periods is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of HPSC, Inc. (the “Company”), are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results to be expected for the full fiscal year. Certain 2002 amounts have been reclassified to conform with the 2003 presentation. These financial statements have been prepared in accordance with the instructions of Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. As a result, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s latest annual report on Form 10-K/A, as restated and filed on August 14, 2003.

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

In August 2002, Fleet National Bank assigned the Fleet Revolver to Foothill Capital Corporation and amended and restated the revolver agreement to provide that Foothill Capital Corporation would become the agent bank for a reconstituted group of lenders (the “Foothill Revolver”).  The Foothill Revolver, as initially structured, provided a line of credit to HPSC (the “HPSC Foothill Revolver”) and a separate line of credit to ACFC (the “ACFC Foothill Revolver”).  Under the terms of the HPSC Foothill Revolver, the Company could borrow up to $50,000,000 at variable interest rates of prime plus .50% to 1.00% and at LIBOR plus 2.50% to 3.00%, depending upon the Company’s balance sheet leverage. This line was temporarily increased to $60,000,000 for a three month period beginning November 2002 and then again for another three month period beginning in January 2003.  In May 2003, the HPSC Foothill Revolver was amended to increase permanently the availability to the Company from $50,000,000 to $75,000,000. In addition, the level of spread to be paid by the Company above prime and LIBOR rates was increased by 25 basis points. At September 30, 2003, the Company had $71,869,000 outstanding under the HPSC Foothill Revolver. The HPSC Foothill Revolver expires on August 5, 2005.  Under the ACFC Foothill Revolver, ACFC could borrow up to $20,000,000 at a variable interest rate of prime plus 1.00% for the first 180 days and prime plus 2.00% thereafter.  The ACFC Foothill Revolver expired in February 2003 and was repaid in full.  In January 2003, the HPSC Foothill Revolver was amended to temporarily permit the Company to borrow up to $750,000 in the HPSC Foothill Revolver to finance the operations of its ACFC subsidiary, through July 2003.  Amounts borrowed by HPSC on behalf of ACFC were subsequently repaid in full in April 2003. The Company currently does not anticipate the need to provide liquidity to ACFC to support its day-to-day operations.

The HPSC Foothill Revolver contains certain financial covenant requirements for the Company including, among others, tangible net worth, leverage, profitability levels, and portfolio delinquencies. The Company has received a waiver from the revolver lenders for the period from the inception of the Foothill Revolver through the period ended June 30, 2003 relating to the Company’s non-compliance with the leverage and net income covenant requirements in the HPSC Foothill Revolver. The Company has also received a waiver from the revolver lenders for the period ended September 30, 2003 relating to the Company’s non-compliance with the leverage requirement of the HPSC Foothill Revolver. These non-compliance conditions and the waivers relating thereto resulted from the restatement of the Company’s financial statements as described in Note 13 to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2003.   The Company anticipates that it will need to obtain further waivers of the leverage covenant or amend the leverage covenant in future periods.  The Company intends to work with the revolver lenders to obtain such waivers or amendments.

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

Also in August 2002, the Company entered into a financing arrangement, as part of the Bravo Facility, with ING Capital LLC (“ING”), pursuant to which ING agreed to provide the Company with additional liquidity of up to 3.75% of financing contracts held in the MBIA portion of the Bravo Facility, up to a maximum amount of $20,000,000 (the “ING portion of the Bravo Facility”). Interest on borrowings under the ING portion of the Bravo Facility is based on one-month LIBOR rates plus 3% through July 2003 and then increases to one-month LIBOR plus 6% thereafter.  Amounts due ING, which are subordinate to amounts due to the other lenders in the Bravo Facility, are subject to delinquency and default covenant requirements more restrictive than those contained in the MBIA portion of the Bravo Facility.  Proceeds from financings with ING were used to retire amounts outstanding under the Company’s Fleet Revolver and Foothill Revolver. In August 2003, the ING portion of the Bravo Facility was not renewed.  Under the terms of the facility, outstanding borrowings are to be repaid from excess available funds from the Bravo Facility, but in no case before the expiration of the twelve-month period commencing on the date of non-renewal. At September 30, 2003, the ING portion of the Bravo Facility consisted of outstanding on-balance sheet debt of $8,796,000.

In January 2003, availability provided to the Company under the MBIA portion of the Bravo Facility was temporarily increased from $450,000,000 to $525,000,000.  This increased availability expired on March 31, 2003 upon the completion by the Company of a term securitization transaction (see Note 6).

In June 2003, the MBIA portion of the Bravo Facility was renewed and further amended to add Merrill Lynch Commercial Finance as a provider of financing under the facility.  In addition, total availability provided to the Company under the Bravo Facility was increased from $450,000,000 to $600,000,000.

At September 30, 2003, the MBIA portion of the Bravo Facility consisted of total outstanding on-balance sheet debt of $95,340,000 and total off-balance sheet amounts outstanding of $186,183,000 related to sold financing contracts. Bravo incurs interest at variable-rates determined by the commercial paper market and enters into interest rate swap agreements to convert such variable rates into fixed-rate funding. In connection with these loans and sales, Bravo had interest rate swap contracts outstanding at September 30, 2003 with a total notional value of $287,552,000.

Both the MBIA and the ING portions of the Bravo Facility are subject to certain financial covenant requirements including, among others, tangible net worth, leverage, profitability levels, and portfolio delinquencies, which match substantially the covenant requirements of the Foothill Revolver, as described above. The Company has received a waiver through June 30, 2003 from its Bravo Facility lenders relating to the Company’s non-compliance with the leverage and net income covenant requirements in the Bravo Facility. The Company has also received a waiver for the period ended September 30, 2003 for the Company’s non-compliance with the leverage requirement in the Bravo Facility. These non-compliance conditions and the waivers relating thereto resulted from the restatement of the Company’s financial statements as described in Note 13 to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2003. The Company anticipates that it will need to obtain further waivers of the leverage covenant or amend the leverage covenant in future periods.  The Company intends to work with its Bravo Facility lenders to obtain such waivers or amendments.

For the period ended September 2003, the Company has also received a waiver, and has amended, the Bravo Facility relating to a temporary increase in the level of defaulted obligor contracts and a resulting shortfall in the required principal payment for the period.  The amendment, signed in October 2003, temporarily permits a higher level of defaulted contracts for a three-month period through December 31, 2003. In addition, this amendment requires the Company to raise $15 million of equity or subordinated debt by January 1, 2004. The Company believes its portfolio performance will remain within the contract default levels as set by the amendment, but there can be no assurance that the portfolio will be able to meet these levels.

5.  Equipment Receivables 2000-1

In December 2000, the Company completed a $527,106,000 private placement term securitization (“ER 2000-1”).  ER 2000-1 entered into interest rate swap contracts as a hedge against interest rate risk related to its variable-rate ER 2000-1 Class A and Class B-1 notes. At September 30, 2003, the Company had a total of $144,997,000 of ER 2000-1 notes outstanding, net of unamortized original issue discount, related to contracts pledged by both Equipment Receivables 2000-1 LLC I and Equipment Receivables 2000-1 LLC II.  In

connection with the amounts financed through the issuance of its Class A and Class B-1 variable-rate notes, the Company had interest rate swap contracts outstanding with a total notional value of $129,912,000.

6.  Gloucester Funding 2003-1

On March 31, 2003, the Company completed a $323,190,000 private placement term securitization (“GF 2003-1”). HPSC, along with its special-purpose subsidiary, HPSC Bravo Funding LLC, transferred certain financing contracts to two newly formed special-purpose entities, HPSC Gloucester Funding 2003-1 LLC I (“GF 2003-1 LLC I”) and HPSC Gloucester Funding 2003-1 LLC II (“GF 2003-1 LLC II”). These entities issued notes (the “GF 2003-1 notes”) to borrow against the collateral consisting of the financing contracts transferred from HPSC and Bravo.

Proceeds from the issuance of the GF 2003-1 notes were used to retire senior notes outstanding in both the MBIA and the ING portions of the Bravo Facility and to repay a portion of the Company’s indebtedness under the HPSC Foothill Revolver. The securitization also provided for $47,536,000 of the initial proceeds to be prefunded into a restricted cash account, to be utilized by GF 2003-1 LLC I and/or GF 2003-1 LLC II for the sole purpose of acquiring additional financing contracts from the Company. The prefunding period expired in June 2003 at which time 100% of the amount prefunded to the Company had been used for the purpose of acquiring subsequent financing contracts.  The GF 2003-1 securitization agreements also provided for $2,569,000 of the initial proceeds to be placed in a restricted cash account to service the initial interest payment requirements to the GF 2003-1 noteholders and the interest requirements on the prefunded borrowings during the prefunding period.

The Company is the servicer of the GF 2003-1 portfolio, subject to continuing to meet certain covenant requirements.  Monthly payments of principal and interest on the GF 2003-1 notes are made from regularly scheduled collections generated from the financing contracts pledged to the GF 2003-1 noteholders.  Under certain circumstances, the Company, as servicer, may be obligated to advance its own funds for amounts due on the financing contracts if an obligor fails to remit a payment when due.  Such advances are reimbursed to the servicer from available funds upon subsequent collection from the obligor or if the obligor’s account becomes greater than 180 days past due.

The Company has provided additional credit enhancement to the GF 2003-1 noteholders through the creation of a cash reserve account and a residual payment account.  Initial proceeds of $2,945,000 were placed in the cash reserve account on the date of the closing.  Pursuant to the terms of the GF 2003-1 securitization agreements, certain excess cash collections generated by the portfolio are to be deposited into a cash reserve account as well as to a residual payment account, up to agreed upon limits.  These interest bearing restricted cash accounts are available to fund, to the extent necessary, any deficiencies in the monthly amounts to be paid with respect to the GF 2003-1 notes. Under specific circumstances, the Company may also substitute new financing contracts for financing contracts previously contributed to the securitization, up to certain defined limits.

Financing contracts transferred to GF 2003-1 LLC I and GF 2003-1 LLC II were pledged as collateral for the GF 2003-1 Notes, with the financing contracts and associated indebtedness included on the Company’s Consolidated Balance Sheet. At September 30, 2003, this outstanding indebtedness totaled $297,177,000, with a weighted-average interest rate of 3.80%.

GF 2003-1 LLC I and GF 2003-1 LLC II issued seven classes of GF 2003-1 notes. To provide additional credit enhancement, the classes of notes are structured to be payable in senior/subordinated order of priority. Details of the GF 2003-1 notes, ranked in senior/subordinated priority, are as follows at September 30, 2003:

($ in thousands)

Class	Original Principal Balance	Remaining Principal Balance	Coupon Rate, per annum	Rating
Class A-1	$123,310	$113,384	1 Month USD LIBOR +0.75%	Aaa/AAA
Class A-2	152,000	139,767	3.43%	Aaa/AAA
Class B	16,245	14,937	3.55%	Aa3/AA
Class C	12,825	11,793	4.39%	A3/A
Class D	6,840	6,289	5.56%	Baa3/BBB
Class E	9,405	8,648	10.16%	Ba3/BB
Class F	2,565	2,359	13.95%	B2/B
Total	$323,190	$297,177

7.  Segment Information

A summary of information about the Company’s operations by segment for the three and nine months ended September 30, 2003 and 2002 are as follows:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	Licensed Professional Financing	Commercial and Industrial Financing	Total	Licensed Professional Financing	Commercial and Industrial Financing	Total
2003
Earned income on leases and notes	$17,668	$199	$17,867	$50,045	$804	$50,849
Gain on sales of leases and notes	3,453	—	3,453	3,453	—	3,453
Provision for losses	(2,831)	200	(2,631)	(7,821)	125	(7,696)
Selling, general and administrative expenses	(7,223)	(179)	(7,402)	(19,073)	(610)	(19,683)
Net profit contribution	11,067	220	11,287	26,604	319	26,923

Total assets				709,515	6,310	715,825

2002
Earned income on leases and notes	$15,838	$644	$16,482	$47,263	$2,117	$49,380
Gain on sales of leases and notes	4,884	—	4,884	10,791	—	10,791
Provision for losses	(2,564)	(1,280)	(3,844)	(6,935)	(1,495)	(8,430)
Selling, general and administrative expenses	(4,661)	(655)	(5,316)	(14,113)	(1,728)	(15,841)
Loss from employee defalcation	—	—	—	—	(448)	(448)
Net profit contribution	13,497	(1,291)	12,206	37,006	(1,554)	35,452

Total assets				600,200	24,580	624,780

The following reconciles net segment profit contribution as reported above to total consolidated income before income taxes:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2003	2002	2003	2002

Net segment profit contribution	$11,287	$12,206	$26,923	$35,452
Interest expense	(8,783)	(9,333)	(25,476)	(28,107)
Interest income on cash balances	76	100	264	319
Income before income taxes	$2,580	$2,973	$1,711	$7,664

Other Segment Information - The Company derives substantially all of its revenues from domestic customers.  As of September 30, 2003, no single customer within the licensed professional financing segment accounted for greater than 1% of the total owned and serviced portfolio of that segment.  Within the commercial and industrial financing segment, the largest customer accounted for approximately 19% of the total portfolio of that segment.  The licensed professional financing segment relies on certain vendors to provide referrals to the Company.  For the nine months ended September 30, 2003, no one vendor accounted for greater than 6% of the Company’s licensed professional financing contract originations.

8.  Derivative Instruments

The Company has interest rate swap contracts outstanding hedging variable-rate exposures to on-balance sheet debt obligations and also has interest rate swap contracts assigned to non-consolidated entities for the purpose of hedging variable-rate exposures for sold, off-balance sheet financing contracts.

On March 31, 2003, the Company transferred certain financing contracts from the Bravo Facility to GF 2003-1 and prepaid the related on-balance sheet debt in the Bravo Facility.  As a result, the forecasted transactions associated with certain interest rate swap contracts in the Bravo Facility became unlikely to occur and the Company consequently discontinued hedge accounting treatment and terminated several interest rate swap contracts hedging anticipated future interest payments related to the borrowings. The Company initially recorded an unrealized loss of $5,274,000 in Accumulated Other Comprehensive Loss before taxes. During the first quarter the Company subsequently reclassified a pre-tax realized derivative loss of $1,106,000 to the Statement of Operations representing the level yield adjustment associated with the original forecasted borrowings that the Company determined to become unlikely to occur. The remaining $4,168,000 recorded to accumulated other comprehensive loss before tax represents the accumulated other comprehensive loss associated with prior hedging of future borrowings that the Company continues to anticipate, which will be recognized as a yield adjustment to those borrowings as they occur. Through September 30, 2003, the Company has recognized

$98,000 of such amounts.

The net fair value of all remaining swap contracts hedging on-balance sheet debt obligations, which is recorded on the Company’s balance sheet at September 30, 2003, was a net liability of $7,482,000 ($317,000 in swap assets recorded in Other Assets and $7,799,000 in swap liabilities). At September 30, 2003, the net fair value of the remaining swap contracts hedging off-balance sheet amounts, which is not recorded on the Company’s consolidated balance sheet, was a liability of $7,738,000. In addition, the Company held one interest rate swap contract at September 30, 2003 which was undesignated and therefore did not qualify for hedge accounting treatment under the accounting provisions of SFAS No. 133.  As a result, the Company recorded an unrealized loss of $311,000 to the Statement of Operations representing the change in the marked-to-market value of the swap during the quarter ended September 30, 2003. This marked-to-market value is also recorded as a Swap liability on the Company Balance Sheet at September 30, 2003.  The Company subsequently recognized a $20,000 gain when the interest rate swap contract was terminated in October 2003.

Comprehensive income consists of unrealized gains and losses resulting from changes in the fair market value of cash flow hedges.  Details of the Company’s comprehensive income for the nine months ended September 30, 2003 and 2002 are as follows:

For the nine months ended September 30,	2003	2002
(in thousands)

Net income	$975	$4,607
Unrealized gains (losses) on interest rate swap contracts, net of taxes	1,391	(4,924)
Interest rate swap contracts assigned to qualified special entities upon securitization, net of tax	88	1,762
Amounts reclassed to net income related to GF 2003-1 transaction, net of taxes	731	—
Realized swap breakage costs included in net income, net of taxes	521	274

Comprehensive income	$3,706	$1,719

During the nine months ended September 30, 2003 and 2002, the Company’s interest rate swaps effectively offset changes in the hedged portion of the cash flows of the Company’s variable-rate debt obligations. The swap breakage costs included in net income in the above table relate to the after-tax swap breakage during the current period. The total pretax cost to terminate the swap contracts for the nine months ended September 30, 2003 and 2002 was $858,000 and $451,000, respectively, and is reflected as a component of selling, general and administrative expenses. The current year swap breakage fees includes $1,204,000 related to prior hedging of anticipated future borrowings that became probable of not occurring upon the transfer of certain financing contracts from the Bravo Facility to GF 2003-1 on March 31, 2003.

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

The following is a summary of certain cash flow activity received from and (paid to) securitization facilities for each of the nine months ended September 30, 2003 and 2002:

(in thousands)	2003	2002
Cash proceeds from new securitizations	$—	$44,855

Cash collections from obligors, remitted to transferees	(57,330)	(18,574)
Servicing fees received	1,065	177
Transferor retained interest cash flows received	396	5,042

The Company periodically transfers and sells pools of its financing contracts to the sales portion of the Bravo facility. These financing contracts were previously pledged as collateral for loans in the loan portion of the facility.  The related senior note debt is satisfied upon such transfer and sale of the financing contracts.  The total amount of asset sale transfers in satisfaction of senior notes was $24,185,000 and $63,754,000 for the nine months ended September 30, 2003 and 2002, respectively.

The following is a summary of the performance of the Company’s total owned and managed financing contracts:

(in thousands)	Total Net Investment		Net Investment over 90 Days Past Due		Net Credit Losses
	At September 30,				For the Nine Months Ended September 30,
	2003	2002	2003	2002	2003	2002
Licensed professional financing	$827,173	$703,672	$27,742	$23,966	$6,984	$6,268
Commercial and industrial financing.	5,535	22,847	—	—	—	1,305
Total owned and managed	832,708	726,519	$27,742	$23,966	$6,984	$7,573

Less: Securitized licensed professional financing assets	159,063	140,298
Total owned	$673,645	$586,221

10.  Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. The Company applies the intrinsic value method under APB No. 25 to measure compensation expense related to grants of stock options.  No stock-based compensation costs related to stock options are reflected in net income.  If the Company had used the fair-value method to measure compensation under the accounting provisions of SFAS No. 123, reported net income and basic and diluted net income per share for the three and nine months ended September 30, 2003 and 2002 would have been as follows:

	Three months ended		Nine months ended

(in thousands, except per share amounts)	2003	2002	2003	2002

Net income, as reported	$1,545	$1,789	$975	$4,607
Less: Total stock-based compensation expense determined under fair value method for all stock options granted, net of tax	(152)	(256)	(596)	(742)
Pro forma net income	$1,393	$1,533	$379	$3,865

Basic net income per share, as reported	$0.36	$0.44	$0.23	$1.14
Basic net income per share, pro forma	$0.33	$0.37	$0.09	$0.95

Diluted net income per share, as reported	$0.34	$0.40	$0.22	$1.06
Diluted net income per share, pro forma	$0.31	$0.35	$0.08	$0.89

The pro forma presentation only includes the effects of grants made subsequent to January 1, 1995.  The pro forma amounts may not be indicative of the future benefit, if any, to be received by the option holder.

11.  Guarantees

At September 30, 2003, the Company’s asset-based lending subsidiary, ACFC, had a trade guarantee outstanding for the benefit of one of its manufacturing customers for the purchase of raw materials from its vendor. The trade guarantee was for purchases totaling $163,000 and is reflected in Notes Receivable as well as Accounts Payable and Accrued Liabilities on the Company’s Consolidated Balance Sheet at September 30, 2003.

12.       Rights Plan

On August 13, 2003 the Board of Directors of the Company authorized the amendment of the Amended and Restated Rights Agreement dated September 16, 1999 (the “Rights Agreement”) between the Company and Fleet National Bank, as successor in interest to BankBoston, N.A. (the “Rights Agent”), resulting in the First Amendment to the Amended and Restated Rights Agreement (the “Amendment”).  The Amendment was adopted to extend the “Final Expiration Date” of the Agreement from August 13, 2003 to August 13, 2013 and increase the Exercise Price from $20.00 to $40.00.

13.  Recent Accounting Pronouncements

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

14.  Subsequent Events

On October 6, 2003, the Company completed the sale of $28 million of financing contracts to General Electric Capital Corporation.  Under the terms of the transaction, the Company will continue to act as the servicer of the portfolio for a six month period, unless further extended by the purchaser.  The financing contracts were sold to the purchaser without recourse to the Company.  Proceeds from the sale were used to pay down amounts outstanding in the HPSC Foothill Revolver.

On October 29, 2003, the Company borrowed from a member of the Company’s Board of Directors the amount of $871,000. The loan is collateralized by the portion of GF 2003-1 Class F notes purchased by the Company in the initial GF 2003-1 note offering in March 2003. The lender has no recourse to the Company except for the pledge of the specific GF 2003-1 Class F note portion.  The interest rate on the loan is equal to the rate of interest payable on the GF 2003-1 Class F note.  Principal and interest payments on the GF 2003-1 Class F note are passed through to the lender as principal and interest payments on the note.  This transaction was approved by all disinterested members of the Board.

On November 12, 2003, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) among the Company, General Electric Company, a New York Corporation (“GE”) and Patriot HFS, Inc., a Delaware corporation and a wholly-owned subsidiary of GE (“Merger Sub”).  Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Company, and the Company will continue as the surviving corporation and as a wholly-owned subsidiary of GE (the “Merger”).  As a result of the Merger, each issued and outstanding share of common stock par value $0.01 per share, of the Company (“Company Common Stock”) will be automatically converted into the right to receive the number of shares of common stock, par value $0.16 per share, of GE (“GE Common Stock”) determined by dividing $14.50 by the Average GE Share Price (as defined in the Merger Agreement) and rounding the result to the nearest one thousandth of a share.  The Average GE Share Price is defined as the average of the daily volume-weighted sales price per share of GE Common Stock on the New York Stock Exchange Tape for each of the 10 consecutive trading days ending on the trading day which is three calendar days prior to the consummation of the Merger.  In addition, each outstanding option to purchase shares of Company Common Stock, whether or not vested or exercisable, shall be (or shall become) vested and exercisable and such options thereafter shall be canceled by the Company, and each holder of a canceled option shall be entitled to receive from the Company, in consideration for the cancellation of such option, the number of GE Common Stock pursuant to the formula set forth in the Merger Agreement.  GE shall pay cash in lieu of issuing any fractional shares.

The consummation of the Merger is contingent upon approval of the Merger by the stockholders of the Company, regulatory approvals and other closing conditions set forth in the Merger Agreement, including effectiveness of the Registration Statement. Although the Merger is expected to be completed in late 2003 or early 2004, there can be no assurance as to whether or when the Merger will be completed.   The Merger is intended to qualify as a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended.

In connection with the Merger Agreement, certain stockholders of the Company have entered into a Voting Agreement with GE.  The Voting Agreement provides that these stockholders will vote their shares of Company Common Stock in favor of approval and adoption of the Merger Agreement and approval of the Merger.  Copies of the Voting Agreement entered into by John W. Everets, Raymond R. Doherty and Rene Lefebvre were previously filed with the Company’s report on Form 8-K filed on November 12, 2003.

On November 12, 2003, the Company also further amended its Rights Agreement to (i) exclude GE,  Merger Sub and certain stockholders from the definition of an Acquiring Person for the purposes of the Rights Agreement; (ii) specify that no Distribution Date or Share Acquisition Date shall be deemed to have occurred by reason of the execution of the Merger Agreement or the Voting Agreement among GE and certain stockholders of the Company; and (iii) specify that the Rights will expire on the earlier of (x) August 13, 2013 or (y) the day the Certificate of Merger is duly filed with the Secretary of State of Delaware, or at such subsequent time as GE and the Company shall agree and specify in the Certificate of Merger.

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

Allowance for Losses-  The allowance for losses is established through a charge to the provision for losses. Provisions are made to reserve for estimated future losses arising from the Company’s portfolio of financing contracts. Each reporting period, the Company evaluates the adequacy of the allowance for losses and records an adjustment to the provision for losses to restore the allowance to designated levels. To evaluate the adequacy of the allowance for losses, the Company utilizes certain estimates and assumptions. Management bases these estimates and assumptions on historical experience and on various other factors that they believe to be reasonable under the circumstances.  Each delinquent customer account is carefully evaluated based on specific criteria, such as delinquency status, value of equipment or other collateral, credit bureau scores, financial condition of any guarantors, and recent payment performance of the obligor. In addition, the Company may factor in other considerations such as historical charge-off rates, delinquency trends and general economic conditions. Applying different estimates or assumptions could potentially produce materially different results from those reported by the Company.

Sales of Financing Contracts- The Company periodically sells financing contracts in its Bravo securitization facility and to various other sources. Gains on sales of leases and notes are recognized in the consolidated statements of operations when the Company relinquishes control of the transferred financing contracts in accordance with SFAS No. 140. The Company typically provides credit enhancement through the establishment of a retained interest in the financing contracts sold. Recorded gains or losses upon the sale of financing contracts depend, in part, on the fair value of the retained interest. The Company must also continually evaluate its retained interest in financing contracts sold for impairment to its fair value. These routine fair value calculations require management to utilize certain estimates and assumptions regarding anticipated performance of the financing contracts sold, such as credit risk, prepayments, and discount rates. Management bases its estimates and assumptions on historical portfolio performance. There is no guarantee that historical financing contract portfolio performance will be indicative of future performance.

Revenue Recognition- The Company finances equipment only after a customer’s credit has been approved and a lease or financing agreement for the transaction has been executed. When a transaction is initially activated, the Company records the minimum payments and the estimated residual value of the equipment, if any, associated with the transaction. An amount equal to the sum of the payments due plus the residual value less the cost of the transaction is recorded as unearned income. The Company also capitalizes initial direct costs that relate to the origination of financing contracts. These initial direct costs comprise certain specific activities related to processing requests for financing, such as the costs to underwrite the transaction, to prepare and execute the documentation, filing fees, and commission payments. Unearned income and deferred origination costs are amortized over the life of the receivable using the effective interest method.  Recognition of revenue and deferred origination costs are suspended when a transaction enters the legal collection phase. The Company also recognizes revenues from fees from various portfolio service charges, gains and losses on prepayments, and miscellaneous assessments. Notes receivable are reported at their outstanding principal balances. Interest income on notes receivable and miscellaneous fees and assessments are recognized on an accrual basis.

Derivative Instruments-  In the normal course of its business, the Company is subject to a variety of risks, including market risk associated with interest rate movements.  The Company is exposed to such interest rate risk from the time elapsed between the approval of a transaction with a customer and when permanent fixed rate financing is secured. The Company manages its exposure to interest rate risk by entering into interest rate swap agreements under its securitization transactions.  These amortizing swap agreements have the effect of converting the Company’s debt in securitizations from a variable rate to a fixed rate, thereby locking in financing spreads on its fixed rate lease and loan portfolio. Most of the derivative instruments currently held by the Company are designated as hedges of interest rate risks and qualify for hedge accounting treatment pursuant to SFAS No. 133. Pursuant to the hedge accounting requirements of SFAS No. 133, the fair value of the swaps hedging on-balance sheet debt obligations is recorded as an asset or a liability on the balance sheet, with an offsetting unrealized gain or loss recorded to Accumulated Other Comprehensive Income (Loss), net of tax, in stockholders equity. In addition, the Company has assigned portions of interest rate swap contracts to third parties in connection with sales of financing contracts. The net fair value of the swap contracts hedging off-balance sheet transactions is not recorded on the Company’s balance sheet. The Company may be subject to realized gains or losses if any of these amortizing interest rate swap contracts are terminated prematurely or if future anticipated interest payments become probable of not occurring.

Results of Operations

The Company’s owned net investment in leases and notes increased by 17% to $673,645,000 at September 30, 2003 from $575,607,000 at December 31, 2002. The total managed portfolio of financing contracts, which includes both leases and notes owned by the Company as well as those sold to others and serviced by the Company, increased to $832,708,000 at September 30, 2003 from $756,741,000 at December 31, 2002, an increase of 10%.

Earned income from leases and notes for the three months ended September 30, 2003 was $17,867,000 compared to $16,482,000 for the same period in 2002.  For the nine months ended September 30, 2003, earned income was $50,849,000 compared to $49,380,000 for the comparable period in 2002. The increase for the three and nine month periods was due, in part, to an increase in the Company’s financing contract originations in 2003, a decrease in asset sales activity in the current year, offset by lower weighted-average implicit interest rates on the owned portfolio. Financing contract originations for the three months ended September 30, 2003 increased 7% to $87,697,000 compared to $82,328,000 for the same period in 2002. For the nine months ended September 30, 2003, financing contract originations increased 12% to $247,381,000 from $219,999,000 for the same period in the prior year. As of September 30, 2003 and 2002, the weighted-average implicit interest rates on the Company’s owned licensed professional financing portfolio were 10.8% and 11.2%, respectively. Earned income, which is net of amortization of initial direct costs, is recognized over the life of the leases and notes using the effective-interest method.

Pretax gains from sales of leases and notes were $3,453,000 for the three months ended September 30, 2003 compared to $4,884,000 for the same period in 2002, a decrease of 29%. For the nine month period ended September 30, 2003, pretax gain from sales of leases and notes decreased to $3,453,000 from $10,791,000 for the same period in 2002. The decrease of $7,338,000 was primarily due to lower levels of financing contracts sold during the current year. For the nine months ended September 30, 2003, the Company sold a portion of its beneficial interest in leases and notes totaling $23,300,000 compared to $107,546,000 for the same period in 2002.

Interest expense, net of interest income on cash balances, was $8,707,000 (48.7% of earned income) for the three months ended September 30, 2003, a 6% decrease from $9,233,000 (56.0% of earned income) for the same period in 2002.  For the nine month period ended September 30, 2003, net interest expense was $25,212,000 (49.6% of earned income) compared to $27,788,000 (56.3% of earned income) for the same period in the prior year, a 9% decrease. The decrease in the current year was due to a lower weighted average cost of funds offset by higher debt balances. Based on average outstanding borrowings, the Company’s cost of funds, including its Senior Subordinated Notes, was 4.9% and 6.1% at September 30, 2003 and 2002, respectively.

Net financing margin (earned income less net interest expense) for the three months ended September 30, 2003 was $9,160,000 (51.3% of earned income) as compared to $7,249,000 (44.0% of earned income) for the third quarter of 2002, a 26% increase.  For the nine months ended September 30, 2003, net financing margin increased 19% to $25,637,000 (50.4% of earned income) from $21,592,000 (43.7% of earned income) for the same period in the prior year. The increase in amount and percentage was largely due to improved spreads on a higher percentage of the Company’s financing contract portfolio.

The provision for losses for the third quarter of 2003 was $2,631,000 compared to $3,844,000 for the same period in 2002, a 32% decrease. The provision for losses for the nine months ended September 30, 2003 was $7,696,000 compared to $8,430,000 for the nine months ended September 30, 2002, a decrease of 9%. The decrease for the nine month period resulted, in part, from a decrease in delinquent customer accounts as well as a decrease in write-offs in the current year period. During the third quarter of 2002, the Company’s asset-based lending subsidiary recognized a loss of $1.3 million upon the final liquidation of inventory held as collateral on a past due loan. This amount is included in both the provision for losses and in net charge-offs against the allowance for losses in the third quarter of the prior year. At September 30, 2003, the Company’s allowance for losses was $17,613,000 (2.6% of owned net investment in leases and notes) compared to $16,900,000 (2.9% of owned net investment in leases and notes) at December 31, 2002. Total consolidated net charge-offs for the nine months ended September 30, 2003 were $6,984,000 compared to $7,573,000 for the nine months ended September 30, 2002.

Selling, general and administrative expenses for the quarter ended September 30, 2003 increased 39% to $7,402,000 compared to $5,316,000 for the same quarter in the prior year. For the nine months ended September 30, 2003, selling, general and administrative expenses were $19,683,000 compared to $15,841,000 for the comparable 2002 period, an increase of 24%. The increase was partially due to increased bank service charges and compliance waiver fees, higher bank liquidity fees, higher insurance costs, and increased director fees and other costs associated with the implementation of the Sarbanes-Oxley Act of 2002. In addition, swap breakage costs were higher in 2003 due to the discontinuance of hedge accounting treatment on several interest rate swap contracts when the Company transferred certain financing contracts from the Bravo Facility to GF 2003-1 LLC II upon the completion of the GF 2003-1 securitization. The Company has expensed $1,204,000, before tax, from accumulated other comprehensive loss related to prior hedging. An additional $4,070,000 of accumulated other comprehensive loss, before tax, related to prior hedging will be recognized as yield adjustments to anticipated future borrowings. The increased selling, general and administrative items mentioned above were partially offset by lower telephone expenses in the current year as compared to the prior year.

For the first nine months of last year, the Company recorded a loss from an employee defalcation of $448,000 as compared to none in the current year.

The Company’s effective income tax rate for the nine months ended September 30, 2003 and 2002 was approximately 43% and 40%, respectively. Net income for the three months ended September 30, 2003 was $1,545,000 ($0.34 diluted net income per share) compared to $1,789,000 ($0.40 diluted net income per share) for the same period in 2002. For the nine months ended September 30, 2003, net income was $975,000 ($0.22 diluted net income per share) compared to $4,607,000 ($1.06 diluted net income per share) for the first nine months in 2002. The decrease in net income for the nine months in 2003 compared to 2002 was due to lower gains on sales of leases and notes, and higher selling, general and administrative expenses in the current year, offset by increased earned income on leases and notes, lower net interest charges, and a lower provision of losses.

Liquidity and Capital Resources

Cash and Cash Flow Activities

At September 30, 2003, the Company had a total of $30,657,000 in cash, cash equivalents and restricted cash as compared to $29,684,000 at December 31, 2002. A significant portion of this cash was restricted pursuant to various securitization agreements. Components of restricted cash at September 30, 2003 and December 31, 2002 are detailed as follows:

(in thousands)

	September 30, 2003	December 31, 2002

Cash collections- Bravo	$7,465	$11,504
Cash escrow- Bravo swap agreements	265	264
Cash collections- ER 2000-1 LLC I	1,545	4,351
Cash collections- ER 2000-1 LLC II	3,438	4,322
Cash escrow- ER 2000-1 swap agreement	1,000	1,000
Cash reserves- ER 2000-1	5,092	7,349
Cash collection- GF 2003-1 LLC I	549	—
Cash collection- GF 2003-1 LLC II	7,140	—
Cash escrow- GF 2003-1 swap agreement	308	—
Back-up servicer transition reserve- GF 2003-1	100	—
Cash reserves- GF 2003-1	3,436	—
Cash collections- Foothill	279	435
Cash due purchaser of asset-based loans from ACFC	—	408
Total	$30,617	$29,633

The following is a description of the significant activities affecting the Company’s cash and cash equivalents for the nine months ended September 30, 2003 and 2002.

Cash provided by operating activities for the nine months ended September 30, 2003 was $14,958,000 compared to $12,882,000 for the same period in the prior year. The significant changes in cash provided by operating activities were net income of $975,000 in 2003 compared to $4,607,000 in 2002, adjusted for non-cash gains on sales of leases and notes of $3,453,000 in 2003 compared to $10,791,000 in the prior year, provision for losses on leases and notes receivable of $7,696,000 in 2003 compared to $8,430,000 in the same period in the prior year, and an increase in interest rate swap breakage costs of $2,374,000 in the current year compared to $451,000 in 2002.

Cash used in investing activities was $131,906,000 for the nine months ended September 30, 2003 compared to $61,052,000 for the nine months ended September 30, 2002. The significant components of cash used in investing activities for the nine months ended September 30, 2003 compared to September 30, 2002 included cash used to originate new leases and notes receivables of $256,952,000 in 2003 compared to $229,498,000 in 2002. These were offset by portfolio receipts of $118,772,000 in 2003 compared to $121,887,000 in the prior year, and a decrease in notes receivable of $6,444,000 in 2003 compared to $2,046,000 in the prior year.  In addition, proceeds from sales of leases and notes receivable were $44,855,000 for the first nine months of last year compared to none in the current year.

Cash provided by financing activities was $116,937,000 for the nine months ended September 30, 2003 compared to

$47,677,000 for the same period in 2002. The major components of cash provided by financing activities include proceeds from the sale of the GF 2003-1 term securitization notes, net of debt issue costs, of $321,221,000 compared to none in the prior year, proceeds from the issuance of Bravo Facility senior notes of $214,887,000 in 2003 as compared to $184,239,000 in the prior year, and net proceeds from revolving credit borrowings were $28,432,000 in 2003 compared to net repayments of $3,734,000 in the prior year.  These were offset by higher senior note repayments of $327,291,000 for the nine months ended September 30, 2003 compared to $29,674,000 for the same period in 2002, largely due to the transfer of certain financing contracts to GF 2003-1, and repayments of term securitization notes of $110,347,000 in the current year compared to $101,079,000 in the prior year. Senior subordinated note repayments were $3,000,000 in the first nine months of 2003 compared to $1,025,000 in the prior year. In addition, cash swap breakage costs increased to $6,444,000 in 2003 from $451,000 in the prior year.  The increase was largely due to the termination of interest rate swap contracts in March 2003 when certain contracts financed in the Bravo Facility were transferred to the GF 2003-1 term securitization.

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

In August 2002, Fleet National Bank assigned the Fleet Revolver to Foothill Capital Corporation, and amended and restated the revolver agreement to provide that Foothill Capital Corporation would become the agent bank for a reconstituted group of lenders (the “Foothill Revolver”).  The Foothill Revolver, as initially structured, provided a line of credit to HPSC (the “HPSC Foothill Revolver”) and a separate line of credit to ACFC (the “ACFC Foothill Revolver”).  Under the terms of the HPSC Foothill Revolver, the Company could borrow up to $50,000,000 at variable interest rates of prime plus .50% to 1.00% and at LIBOR plus 2.50% to 3.00%, depending upon the Company’s balance sheet leverage. This line was temporarily increased to $60,000,000 for a three month period beginning November 2002 and then again for another three month period beginning in January 2003. In May 2003, the HPSC Foothill Revolver was amended to increase permanently the availability to the Company from $50,000,000 to $75,000,000. In addition, the level of spread to be paid by the Company above prime and LIBOR rates was increased by 25 basis points.  At September 30, 2003, the Company had $71,869,000 outstanding under the HPSC Foothill Revolver. The HPSC Foothill Revolver expires on August 5, 2005.  Under the ACFC Foothill Revolver, ACFC could borrow up to $20,000,000 at a variable interest rate of prime plus 1.00% for the first 180 days and prime plus 2.00% thereafter.  The ACFC Foothill Revolver expired in February 2003 and was repaid in full.  In January 2003, the HPSC Foothill Revolver was amended to permit temporarily the Company to borrow up to $750,000 in the HPSC Foothill Revolver to finance the operations of its ACFC subsidiary, through July 2003.  Amounts borrowed by HPSC on behalf of ACFC were subsequently repaid in full in April 2003. The Company currently does not anticipate the need to provide liquidity to ACFC to support its day-to-day operations.

The HPSC Foothill Revolver contains certain financial covenant requirements for the Company including, among others, tangible net worth, leverage, profitability levels, and portfolio delinquencies. The Company has received a waiver from the revolver lenders for the period from the inception of the Foothill Revolver through the end of the quarter ended June 30, 2003 relating to the Company’s non-compliance with the leverage and net income covenant requirements in the HPSC Foothill Revolver. The Company has also received a waiver from the revolver lenders for the period ended September 30, 2003 relating to the Company’s non-compliance with the leverage requirement of the HPSC Foothill Revolver. These non-compliance conditions and the waivers relating thereto resulted from the restatement of the Company’s financial statements as described in Note 13 to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2003.   The Company anticipates that it will need to obtain further waivers of the leverage covenant or amend the leverage covenant in future periods.  The Company intends to work with its lenders to obtain such waivers or amendments.

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

Also in August 2002, the Company entered into a financing arrangement, as part of the Bravo Facility, with ING Capital LLC (“ING”), pursuant to which ING agreed to provide the Company with additional liquidity of up to 3.75% of financing contracts held in the MBIA portion of the Bravo Facility, up to a maximum amount of $20,000,000 (the “ING portion of the Bravo Facility”). Interest on borrowings under the ING portion of the Bravo Facility is based on one-month LIBOR rates plus 3% through August 2003 and then increases to one-month LIBOR rates plus 6% thereafter. Amounts due ING, which are subordinate to amounts due to the other lenders in the Bravo Facility, are subject to delinquency and default covenant requirements more restrictive than those contained in the MBIA portion of the Bravo Facility.  Proceeds from financings with ING were used to retire amounts outstanding under the Company’s Fleet Revolver and Foothill Revolver. In August 2003, the ING portion of the Bravo Facility was not renewed.  Under the terms of the facility, outstanding borrowings are to be repaid from excess available funds from the Bravo Facility, but in no case before the expiration of the twelve-month period commencing on the date of non-renewal. At September 30, 2003, the ING portion of the Bravo Facility consisted of outstanding on-balance sheet debt of $8,796,000.

In January 2003, availability provided to the Company under the MBIA portion of the Bravo Facility was temporarily increased from $450,000,000 to $525,000,000.  This increased availability expired on March 31, 2003 upon the completion by the Company of a term securitization transaction (see Note 6).

In June 2003, the MBIA portion of the Bravo Facility was renewed and further amended to add Merrill Lynch Commercial Finance as an additional provider of financing under the facility and to amend certain covenants.  In addition, total availability provided to the Company under the Bravo Facility was increased from $450,000,000 to $600,000,000.

Under the terms of the Bravo Facility, the Company contributes certain of its financing contracts to Bravo, which in turn, either pledges or sells its interests in these contracts to a commercial paper conduit entity. Credit enhancement is provided to the noteholders through financial guarantees provided by MBIA as to the payment of principal and interest on the notes.  The Company’s current financing strategy is to transfer eligible financing contracts to Bravo on a monthly or semi-monthly basis, thereby minimizing its exposure to fluctuating interest rates in the Foothill Revolver.  Financing contracts pledged by Bravo to the conduit entity, along with the associated debt, are included on the Company’s Consolidated Balance Sheet.  In the case of financing contracts sold by Bravo to the conduit entity, the assets and associated debt are removed from the Company’s Consolidated Balance Sheet. Additional credit enhancement is provided to investors through the subordination of the Company’s retained interest in the financing contracts sold. Risk of loss to the Company is limited to the extent of the Company’s retained interest and residual values of equipment covered by the financing contracts sold. Bravo incurs interest at variable interest rates determined by the commercial paper market and enters into interest rate swap contracts to assure fixed-rate funding.  Monthly settlements of principal and interest payments on the notes issued by the commercial paper conduit are made from collections on the Bravo financing contract portfolio. The Company is the servicer of the Bravo portfolio, subject to meeting certain performance covenants.

Upon the completion of a term securitization on March 31, 2003 (see GF 2003-1), the Company repaid $260,034,000 of principal outstanding in the MBIA portion of the Bravo Facility and $8,640,000 of principal outstanding in the ING portion of the Bravo Facility. At September 30, 2003, the MBIA portion of the Bravo Facility consisted of total outstanding on-balance sheet debt of $95,340,000 and total off-balance sheet amounts outstanding of $186,183,000 related to sold financing contracts. Bravo incurs interest at variable-rates determined by the commercial paper market and enters into interest rate swap agreements to convert such variable rates into fixed-rate funding. In connection with these loans and sales, Bravo had interest rate swap contracts outstanding at September 30, 2003 with a total notional value of $287,552,000.

Both the MBIA and the ING portions of the Bravo Facility are subject to certain financial covenant requirements including, among others, tangible net worth, leverage, profitability levels, and portfolio delinquencies, which match substantially the covenant requirements of the Foothill Revolver, as described above. The Company has received a waiver through June 30, 2003 from its Bravo Facility lenders relating to the Company’s non-compliance with the leverage and net income covenant requirements in the Bravo Facility.  The Company has also received a waiver for the period ended September 30, 2003 for the Company’s non-compliance with the leverage requirement in the Bravo Facility. These non-compliance conditions and the waivers relating thereto resulted from the restatement of the Company’s financial statements as described in Note 13 to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2003. The Company anticipates that it will need to obtain further waivers of the leverage covenant or amend the leverage covenant in future periods.  The Company intends to work with its Bravo Facility lenders to obtain such waivers or amendments.

For the period ended September 2003, the Company has also received a waiver, and has amended, the Bravo Facility relating to a temporary increase in the level of defaulted obligor contracts and a resulting shortfall in the required principal payment for the period.  The amendment, signed in October 2003, temporarily permits a higher level of defaulted contracts for a three-month period through December 31, 2003. In addition, the amendment requires the Company to raise $15 million of equity or subordinated debt by January 1, 2004.  The Company believes its portfolio performance can remain within the contract default levels as set by the amendment, but there can be no assurance that the portfolio will be able to meet these requirements.

ER 2000-1

In December 2000, the Company completed a $527,106,000 private placement term securitization, referred to as ER 2000-1.  HPSC, along with its subsidiaries ACFC, Bravo, and HPSC Capital Funding, Inc. (a special-purpose entity subsequently dissolved in June 2001), transferred certain leases and notes to newly formed special-purpose entities, ER 2000-1 LLC I and ER 2000-1 LLC II.

ER 2000-1 LLC I and ER 2000-1 LLC II issued notes to finance the loans secured by collateral consisting of the financing contracts transferred from HPSC, ACFC, Bravo and Capital.  Financing contracts transferred to ER 2000-1 LLC I and ER 2000-1 LLC II were pledged as collateral for the ER 2000-1 notes, with the carrying value of the financing contracts and associated debt included in the Company’s consolidated balance sheet. The proceeds from the ER 2000-1 notes were used to retire senior notes and other obligations outstanding in both the Bravo Facility and Capital Facility as well as to pay down amounts outstanding under the Fleet Revolver.

The Company provides additional credit enhancement to the ER 2000-1 noteholders through the creation of both cash reserve and residual payment accounts. Pursuant to the terms of the ER 2000-1 securitization, certain excess cash flows generated by the portfolio are deposited to the cash reserve account or residual payment account, up to agreed-upon limits. These restricted cash accounts are available to fund monthly interest and principal payments on the ER 2000-1 notes in the event of deficiencies from the monthly collections.  At September 30, 2003 and December 31, 2002, the balance in these restricted cash reserve accounts was $5,092,000 and $7,349,000, respectively. The Company may also provide additional credit enhancement through the substitution of new financing contracts for financing contracts previously contributed to the securitization, up to certain defined limits.

ER 2000-1 entered into interest rate swap contracts as a hedge against interest rate risk related to its variable-rate obligations on the Class A and Class B-1 ER 2000-1 notes. The interest rate swap contracts have the effect of converting the Company’s interest payments on those notes from a variable-rate to a fixed-rate, thereby locking in spreads on the Company’s financing portfolio.  At September 30, 2003, ER 2000-1 LLC I and ER 2000-1 LLC II had total debt outstanding, net of unamortized original issue discount, with a remaining principal balance of $144,997,000. In connection with the amounts financed through the issuance of its Class A and Class B-1 variable-rate notes, the Company had interest rate swap contracts outstanding with a total notional value of $129,912,000.

Monthly payments of principal and interest on the ER 2000-1 notes are made from regularly scheduled collections generated from the financing contracts portfolio.  Under certain circumstances, the Company, as the servicer, may be obligated to advance its own funds for amounts due on the ER 2000-1 notes in the event an obligor fails to remit a payment when due. The Company is reimbursed for such advances from available funds upon the subsequent collection from the obligor or if the obligor’s account becomes greater than 180 days past due. Credit enhancement is provided through the structuring of several classes of ER 2000-1 notes, which are ranked for purposes of determining priority of payment. If the Company fails to comply with its covenants, it can be replaced as the servicer of the ER 2000-1 portfolio.

GF 2003-1

On March 31, 2003, the Company completed a $323,190,000 private placement term securitization.  HPSC, along with its special purpose subsidiary, HPSC Bravo Funding, LLC, transferred certain financing contracts to newly formed special-purpose entities, HPSC Gloucester Funding 2003-1 LLC I (“GF 2003-1 LLC I”) and HPSC Gloucester Funding 2003-1 LLC II (“GF 2003-1 LLC II”). GF 2003-1 LLC I and GF 2003-1 LLC II issued notes to borrow against the collateral consisting of the financing contracts transferred from HPSC and Bravo. Financing contracts transferred to GF 2003-1 LLC I and GF 2003-1 LLC II were pledged as collateral on the GF 2003-1 notes, with the carrying value of the financing contracts and associated debt included in the Company’s consolidated balance sheet. The proceeds from the GF 2003-1 notes were used to retire senior notes and other obligations outstanding in both the MBIA and the ING portions of the Bravo Facility.

The GF 2003-1 securitization also provided for initial proceeds of $47,536,000 to be prefunded to GF 2003-1 LLC I and GF 2003-1 LLC II for the sole purpose of permitting those entities to acquire additional financing contracts from the Company.  The prefunding period expired in June 2003, at which time 100% of the amount prefunded to the Company had been used for the purpose of acquiring subsequent contracts. The GF 2003-1 securitization agreements also provided for $2,569,000 of the initial proceeds to be placed in a restricted cash account to service the initial interest requirements to the noteholders and the interest requirements on the prefunded borrowings during the prefunding period. At the time of entering into an interest rate swap contract, the Company deposited $308,000 into an interest bearing, cash escrow account as collateral for the swap contracts. The Company provided additional credit enhancement to the GF 2003-1 noteholders through the creation of both cash reserve and residual payment accounts. Pursuant to the terms of the GF 2003-1 securitization agreements, certain excess cash flows generated by the portfolio are to be deposited to the cash reserve account or residual payment account, up to agreed-upon limits. These restricted cash accounts are available to fund monthly interest and principal payments on the notes in the event of deficiencies in the monthly collections.  At September 30, 2003 the balance in these restricted cash reserve accounts was $3,436,000. The Company may also provide additional credit enhancement for the GF 2003-1 notes through the substitution of new financing contracts for financing contracts previously contributed to the securitization, up to certain defined limits.

GF 2003-1 entered into an interest rate swap contract as a hedge against interest rate risk related to its variable-rate obligations on the GF 2003-1 Class A-1 notes. The interest rate swap contract has the effect of converting the Company’s interest payments on the GF 2003-1 Class A-1 notes from a variable-rate to a fixed-rate, thereby locking in spreads on the Company’s financing portfolio. At September 30, 2003, GF 2003-1 LLC I and GF 2003-1 LLC II had total debt outstanding with a remaining principal balance of $297,177,000. In connection with the amounts financed through the issuance of its Class A-1 variable-rate notes, the Company had interest rate swap contracts outstanding with a total notional value of $111,896,000.

The Company is the servicer of the GF 2003-1 portfolio of financing contracts, subject to meeting certain covenant requirements.  Monthly payments of principal and interest on the GF 2003-1 notes are made from regularly scheduled collections generated from the lease and note portfolio.  Under certain circumstances, the Company, as the servicer, may be obligated to advance its own funds for amounts due on the GF 2003-1 notes in the event an obligor fails to remit a payment when due. The Company is reimbursed for such advances from available funds upon the subsequent collection from the obligor or if the obligor’s account becomes greater than 180 days past due. Credit enhancement is provided through the structuring of several classes of GF 2003-1 notes, which are ranked for purposes of determining priority of payment. If the Company fails to comply with its covenants, it can be replaced as the servicer of the GF 2003-1 portfolio.

Related Party Loan

On October 29, 2003, the Company borrowed from a member of the Company’s Board of Directors the amount of $871,000.  The loan is collateralized by the portion of GF 2003-1 Class F note purchased by the Company in the initial GF 2003-1 note offering in March 2003.  The lender has no recourse to the Company except for the pledge of the specific GF 2003-1 Class F note portion.  The interest rate on the loan is equal to the rate of interest payable on the GF 2003-1 Class F note.  Principal and interest payments on the GF 2003-1 Class F note are passed through to the lender as principal and interest payments on the note.  This transaction was approved by all disinterested members of the Board.

Various Banks

The Company periodically enters into secured, fixed-rate, fixed-term loan agreements with various banks for purposes of financing its operations. The loans are generally subject to recourse and performance covenants. At September 30, 2003, the Company had outstanding borrowings under such loan agreements of approximately $3,996,000 with annual interest rates ranging from 6.5% to 8.0%. These loans are included on the Company’s consolidated balance sheet as senior notes.

Senior Subordinated Notes

In March 1997, the Company issued  $20,000,000 of unsecured senior subordinated notes due in 2007 (“Senior Subordinated Notes”) bearing interest at a fixed-rate of 11% (the “Note Offering”).  The Company received approximately $18,300,000 in net proceeds from the Note Offering and used these proceeds to repay amounts outstanding under the Fleet Revolver.  The Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, other than through the operation of a sinking fund at established redemption prices plus accrued but unpaid interest to the date of repurchase.  Beginning July 1, 2002, the Company began redeeming, through scheduled sinking-fund payments, a portion of the aggregate principal amount of the Senior Subordinated Notes at a redemption price of $1,000,000 plus accrued but unpaid interest per quarter. These payments are made on January 1, April 1, July 1, and October 1 of each year until maturity.  At September 30, 2003, the Company had outstanding Senior Subordinated Notes of $14,960,000.  The Senior Subordinated Notes are full recourse to the Company.

Other Financing

On October 6, 2003, the Company completed the sale of a $28 million portfolio of financing contracts to General Electric Capital Corporation.  Under the terms of the transactions, the Company will continue to act as the servicer of the portfolio for a six month period, unless further extended by the purchaser.  The financing contracts were sold to the purchaser without recourse to the Company.  Proceeds from the sale were used to pay down amounts outstanding in the HPSC Foothill Revolver.

Summary of Total Obligations

A summary of the Company’s total debt obligations and the total on-and-off balance sheet financing contracts outstanding through the Company’s various securitization facilities at September 30, 2003 was as follows:

(in thousands)

	On-Balance Sheet Debt Obligations	Off-Balance Sheet Sold Financing Contracts	Total
Revolving credit arrangement, due August 2005	$71,869	$—	$71,869
Unsecured Senior Subordinated Notes, due March 2007	14,960	—	14,960
Various banks, due June 2004 through January 2007	3,996	—	3,996
Bravo Funding, LLC, due June 2004	104,136	186,183	290,319
ER 2000-1 LLC I and LLC II, due December 2008	145,323	—	145,323
GF 2003-1 LLC I and LLC II, due March 2010	297,177	—	297,177
Subtotal	637,461	186,183	823,644
Less: Original issue discount on ER 2000-1 notes	(326)	—	(326)
Total	$637,135	$186,183	$823,318

Available Liquidity

It is likely that the Company will need additional liquidity to meet the growth of its portfolio.  Management can give no assurance that the Company will be able to obtain such liquidity on acceptable terms.  The Company is currently leveraged in excess of leverage ratios permitted under its Foothill Revolver and Bravo Facility.  The Company has previously obtained waivers of these leverage ratios, and has obtained a similar waiver for the third quarter of 2003, but it will need to obtain such waivers for future periods.  There can be no assurance that the Company can obtain these waivers.  The Company has executed an amendment to, and obtained a waiver under, the Foothill Revolver and Bravo Facility which have enabled the Company to maintain liquidity under those facilities, but there can be no assurance that waivers will continue to be available or will be sufficient to permit the Company to continue to operate at current levels. This amendment to, and waiver under, the Bravo Facility also requires the Company to raise $15 million of equity or subordinated debt by January 1, 2004.  While the Company is in discussion with potential providers of capital, there can be no assurance that the Company will be able to raise this capital.  Failure to do so could have a material adverse effect on the Company.

ITEM 3

QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

In the normal course of its business, the Company is subject to a variety of risks, including market risk associated with interest rate movements.

The Company temporarily warehouses its new fixed-rate financing contracts through variable-rate revolving credit borrowings until permanent fixed-rate financing is obtained through its securitization facilities.  The Company is exposed to interest rate changes between the time a new financing contract is approved and the time the permanent, fixed-rate financing is completed, thereby locking in financing spreads.  To mitigate this exposure, the Company generally obtains such permanent financing within 60 days of the activation of a new financing contract.  The Company believes it will be able to continue to utilize this operating strategy. The Company further manages its exposure to interest rate risk by entering into interest rate swap contracts as a hedge against variable-rate interest incurred in the Bravo Facility, the Class A and Class B-1 notes issued under the ER 2000-1 term securitization and the Class A-1 notes issued under the GF 2003-1 term securitization. These swap agreements have the effect of converting the Company’s debt from its securitizations from a variable-rate to a fixed-rate. At September 30, 2003, the net marked-to-market value of interest rate swap contracts hedging on-balance sheet debt obligations was a net liability of $7,482,000. Assuming a hypothetical 10% reduction in interest rates from current weighted-average swap rates at September 30, 2003, the marked-to-market valuation of these swap agreements would have been a net liability of approximately $8,953,000.

The Company’s portfolio of financing contracts originated in its licensed professional financing segment are fixed-rate, non-cancelable, full payout leases and notes. Changes in current market interest rates result in unrealized gains or losses in the fair value of the Company’s fixed-rate assets and fixed-rate debt. In a rising interest rate environment, fixed-rate assets lose market value whereas fixed-rate liabilities gain market value. The opposite is true in a declining rate environment. The fair value of fixed-rate financial assets and liabilities can be determined by discounting associated cashflows at market rates currently available for instruments with similar risk characteristics and maturities. Sensitivity analysis can be applied to determine the positive or negative effect market risk exposures may have on the fair value of the Company’s financial assets and liabilities. The following table summarizes the carrying value and estimated fair value of the Company’s fixed-rate assets and liabilities at September 30, 2003. The table also demonstrates the degree of sensitivity to the fair value of the Company’s fixed-rate financial assets and liabilities assuming a hypothetical 10% adverse change from actual rates:

(in thousands)

	Carrying Value	Fair Value	10% change
Fixed-rate leases and notes due in installments	$659,037	$675,591	$646,670
Fixed-rate debt	556,470	539,913	562,331

The Company’s variable-rate assets consist of commercial and industrial asset-based revolving loans originated by ACFC and construction progress payment notes receivable due to HPSC. Variable-rate debt consists of borrowings outstanding in both the HPSC Foothill Revolver and the ING portion of the Bravo Facility.  The carrying value of variable-rate assets and liabilities approximates current fair values. Sensitivity analysis can be used to determine the positive or negative effect on the Company’s interest income and expenses due to changes in market interest rates, as summarized as follows at September 30, 2003:

(in thousands)

	Carrying Value	Fair Value	+/-10% change (Note A)
Variable-rate notes receivable	$14,608	$14,608	$ +/-166
Variable-rate debt	80,665	80,665	+/-512

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

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act.  When used in this Form 10-Q, the words “believes,” “anticipates,” “expects,” “plans,” “intends,” “estimates,” “continue,” “may,” or “will” (or the negative of such words) and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties including, but not limited to, the following:  the risk that the merger with GE may be delayed or may not be consummated; the Company’s dependence on maintaining and increasing funding sources; restrictive covenants in funding documents; the Company’s need to obtain waivers and/or amendments of certain covenants under its funding agreements; payment restrictions and default risks in asset securitization transactions to which the Company is a party; customer credit risks; competition for customers and for capital funding at favorable rates relative to the capital costs of the Company’s competitors; changes in healthcare payment policies; interest rate risk; the risk that the Company may not be able to realize the residual value on financed equipment at the end of its lease term; interest rate hedge contract risks; risks associated with the sale of certain receivable pools by the Company; dependence on sales representatives and the current management team; and fluctuations in quarterly operating results. The Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K/A for the year ended December 31, 2002, contain additional information concerning such risk factors.  Actual results in the future could differ materially from those described in the forward-looking statements as a result of the risk factors set forth above, and the risk factors described in the Annual Report on Form 10-K/A.  HPSC cautions the reader, however, that such list of risk factors may not be exhaustive. HPSC undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

HPSC, INC.

PART II.  OTHER INFORMATION

Items 1 through 4 are omitted because they are inapplicable.

Item 5.  Other Information

The Company’s Chief Executive Officer and Chief Financial Officer have furnished to the SEC the certification with respect to this Form 10-Q that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

On November 12, 2003, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) among the Company, General Electric Company, a New York Corporation (“GE”) and Patriot HFS, Inc., a Delaware corporation and a wholly-owned subsidiary of GE (“Merger Sub”).  Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Company, and the Company will continue as the surviving corporation and as a wholly-owned subsidiary of GE (the “Merger”).  As a result of the Merger, each issued and outstanding share of common stock par value $0.01 per share, of the Company (“Company Common Stock”) will be automatically converted into the right to receive the number of shares of common stock, par value $0.16 per share, of GE (“GE Common Stock”) determined by dividing $14.50 by the Average GE Share Price (as defined in the Merger Agreement) and rounding the result to the nearest one thousandth of a share.  The Average GE Share Price is defined as the average of the daily volume-weighted sales price per share of GE Common Stock on the New York Stock Exchange Tape for each of the 10 consecutive trading days ending on the trading day which is three calendar days prior to the consummation of the Merger.  In addition, each outstanding option to purchase shares of Company Common Stock, whether or not vested or exercisable, shall be (or shall become) vested and exercisable and such options thereafter shall be canceled by the Company, and each holder of a canceled option shall be entitled to receive from the Company, in consideration for the cancellation of such option, the number of GE Common Stock pursuant to the formula set forth in the Merger Agreement.  GE shall pay cash in lieu of issuing any fractional shares.

The consummation of the Merger is contingent upon approval of the Merger by the stockholders of the Company, regulatory approvals and other closing conditions set forth in the Merger Agreement, including effectiveness of the Registration Statement. Although the Merger is expected to be completed in late 2003 or early 2004, there can be no assurance as to whether or when the Merger will be completed.   The Merger is intended to qualify as a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended.

In connection with the Merger Agreement, certain stockholders of the Company have entered into a Voting Agreement with GE.  The Voting Agreement provides that these stockholders will vote their shares of Company Common Stock in favor of approval and adoption of the Merger Agreement and approval of the Merger.  Copies of the Voting Agreement entered into by John W. Everets, Raymond R. Doherty and Rene Lefebvre were previously filed with the Company’s report on Form 8-K filed on November 12, 2003.

Item 6.  Exhibits and Reports on Form 8-K

a)              Exhibits

10.1

Amendment No. 1 to Second Amended and Restated Purchase and Contribution Agreement between HPSC Bravo Funding, LLC, as the Buyer, and HPSC, Inc., as the Seller and as Servicer, dated as of August 11, 2003.

10.2

Amendment No. 2 to Second Amended and Restated Purchase and Contribution Agreement between HPSC Bravo Funding, LLC, as the Buyer, and HPSC, Inc., as the Seller and as Servicer, dated as of October 17, 2003.

10.3

Amendment No. 1 to Third Amended and Restated Lease Receivables Purchase Agreement among HPSC Bravo Funding, LLC, as Seller, HPSC, Inc., as Servicer, Triple-A One Funding Corporation, as a Purchaser, Merrill Lynch Commercial Finance Corp., as a Purchaser and as a Managing Agent, Capital Markets Assurance Corporation and MBIA Insurance Corporation, as successor in interest to Capital Markets Assurance Corporation, as a Managing Agent, as the Insurer and as the Collateral Agent, dated as of August 11, 2003.

10.4

Amendment No. 2 to Third Amended and Restated Lease Receivables Purchase Agreement among HPSC Bravo Funding, LLC, as Seller, HPSC, Inc., as Servicer, Triple-A One Funding Corporation, as a Purchaser, Merrill Lynch Commercial Finance Corp., as a Purchaser and as a Managing Agent, Capital Markets Assurance Corporation and MBIA Insurance Corporation, as successor in interest to Capital Markets Assurance Corporation, as a Managing Agent, as the Insurer and as the Collateral Agent, dated as of October 17 , 2003.

10.5

Back-up Servicing Agreement, by and among HPSC Bravo Funding, LLC, as Seller, HPSC, Inc., as Servicer, Triple-A One Funding Corporation, as a Purchaser, Merrill Lynch Finance Corp., as a Purchaser, MBIA Insurance Corporation as Collateral Agent, and BNY Asset Solutions LLC, as a Back-Up Servicer, dated as of September 16, 2003.

10.6	Purchase Agreement by and between General Electric Capital Corporation and HPSC, Inc., dated as of October 6, 2003.
10.7	Services Agreement by and between General Electric Capital Corporation and HPSC, Inc., dated as of October 6, 2003.
10.8	Limited Recourse Note and Security Agreement by and between HPSC, Inc. and Dollie A. Cole, dated as of October 28, 2003.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer as to Periodic Financial Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer as to Periodic Financial Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)             Reports on Form 8-K:

During the period for which this report is filed, the Company filed with the Commission the following report on Form 8-K:

On August 13, 2003 the Board of Directors of the Company authorized the amendment of the Amended and Restated Rights Agreement dated September 16, 1999 (the “Rights Agreement”) between the Company and Fleet National Bank, as successor in interest to BankBoston, N.A. (the “Rights Agent”), resulting in the First Amendment to the Amended and Restated Rights Agreement (the “Amendment”).  The Amendment was adopted to extend the “Final Expiration Date” of the Agreement and amend the Exercise Price. The Company has amended the Rights Agreement to extend the plan from August 13, 2003 until August 13, 2013.  The Amendment also provides for an increase in the Exercise Price from $20.00 to $40.00.

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

Dated: November 14, 2003